Form 10-Q
period 2008-09-30
SURFACE COATINGS, INC.
filed 2009-02-04
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-145831

SURFACE COATINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8611799
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2010 Industrial Blvd., Suite 605, Rockwall, Texas 75087
(Address of principal executive offices)

  (972) 722-7351
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of January 22, 2008, there were 5,100,100 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	17

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Default upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-	21

SURFACE COATINGS, INC.
 Consolidated Balance Sheets
 As of September 30, 2008 and December 31, 2007

	As of September 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$10,964	$3,646
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,850 and $1,363)	40,851	31,122
Allowances for Estimated Returns	(2,750)	(2,750)
Inventory	64,168	33,518
Total Current Assets	113,233	65,536
Fixed Assets:
Machinery and Equipment	12,163	3,388
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(2,441)	(1,136)
Total Fixed Assets	11,128	3,658
Other Assets:
Capitalized Interest	4,092	0

Total Assets	$128,453	$69,194

Liabilities and Stockholders’ Equity/(Deficit)
Current Liabilities
Accounts Payable	$39,278	$14,752
Accrued Expenses	46,079	20,749
Due to Related Parties	35,265	26,954
Line-of-Credit	26,827	21,955
Current Portion of Long-Term Debt	14,869	10,703
Total Current Liabilities	162,318	95,113

Long-Term Liabilities
Note Payable To Shareholder	17,745	14,969
Note Payable – Equipment	11,953	0
Notes Payable to Related Parties	75,723	52,664
Less: Current Portion of Long Term Liabilities	(14,869)	(10,703)
Total Long-Term Liabilities	90,552	56,930
Total Liabilities	252,870	152,043
Stockholders’ Equity/(Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding respectively	5,000	5,000
Additional Paid In Capital	51,492	51,492
Accumulated Deficit	(180,908)	(139,341)
Total Stockholders’ Equity/(Deficit)	(124,416)	(82,849)
Total Liabilities and Stockholder’ Equity/(Deficit)	$128,453	$69,194

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC.
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue
Revenue	$155,506	$76,251	$444,551	$177,266
Cost of Sales	87,464	52,344	258,190	107,872
Gross Profit	68,042	23,907	186,361	69,394

Operating Expenses:
Depreciation Expense	630	258	1,305	464
Advertising Expense	7,276	4,609	22,430	8,842
General and Administrative	64,276	32,420	197,399	107,138
Total Operating Expenses	72,182	37,287	221,134	116,444

Net Operating Income	(4,140)	(13,380)	(34,773)	(47,050)

Other Income (Expense)
Interest Income	0	0	0	0
Interest Expense	(2,720)	0	(6,795)	0
Total Other Income (Expense)	(2,720)	0	(6,795)	0

Net Loss	$(6,860)	$(13,380)	$(41,568)	$(47,050)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC.
Consolidated Statement of Stockholders' Equity
For the  Nine Months Ended September 30, 2008  (Unaudited) and
the Year Ended December 31, 2007 (Audited)

	Common Shares Par Value		Additional Paid-in Capital	Receivable from Stockholder	Accumulated Deficit	Totals

January 1, 2007	5,000,000	$5,000	$51,492	$(6,492)	$(67,766)	$(17,766)

Services Provided by Stockholder				6,492		6,492

Net loss					(71,575)	(71,575)

December 31, 2007	5,000,000	$5,000	$51,492	$0	$(139,341)	$(82,849)

Net Loss					(41,568)	(41,568)

September 30, 2008	5,000,000	$5,000	$51,492	$0	$(180,909)	$(124,417)

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,568)	$(47,050)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	1,305	464
Change in assets and liabilities:
Decrease in Due from Shareholder	0	6,492
(Increase) in Accounts Receivable	(9,729)	(13,502)
(Increase) in Inventory	(30,650)	(9,461)
(Increase) in Other Assets	(4,092)	0
Increase in Accounts Payable	24,526	12,259
Increase in Accrued Expenses	25,330	3,031
(Decrease) in Other Liabilities	0	(1,030)
Increase in Line-of-Credit	4,872	17,067
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(30,006)	(31,730)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(8,775)	0

CASH FLOWS USED IN INVESTING ACTIVITIES	(8,775)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	(7,927)	33,480
Capitalized Lease Obligation	11,953	0
Note from Related Party	42,073	0

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	46,099	33,480

NET INCREASE IN CASH	7,318	1,750

Cash, beginning of period	3,646	52
Cash, end of period	$10,964	$1,802

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,795	$0
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC.
Notes to the Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Surface Coatings, Inc. (“Surface Coatings”, the “Company”) is the parent company of Surface Armor, LLC, (“Surface Armor”) a company incorporated under the laws of the State of Texas on July 19, 2005.  The Company operates as a converter and distributor of temporary surface protection tapes, mainly to the construction industry and for the past two years has been developing its business. The Company is located in Texas and sells its product locally as a distributor and throughout the U.S. over the internet.

Surface Coatings is a private holding company established under the laws of Nevada on February 12, 2007, was formed in order to acquire 100% of the outstanding membership interests of Surface Armor.  On February 15, 2007, Surface Coatings issued 5,000,000 shares of common stock in exchange for a 100% equity interest in Surface Armor.  As a result of the share exchange, Surface Armor became the wholly owned subsidiary of Surface Coatings.  As a result, the members of Surface Armor owned a majority of the voting stock of Surface Coatings.  The transaction was accounted for as a reverse merger whereby Surface Armor was considered to be the accounting acquirer as its members retained control of Surface Coatings after the exchange, although Surface Coatings is the legal parent company.  The share exchange was treated as a recapitalization of Surface Coatings.  As such, Surface Armor, (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Surface Coatings had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  The share exchange transaction was effected to change the state of incorporation to allow the opportunity for a reduction of franchise taxes under the new Texas franchise tax calculations and to facilitate the initial public offering.  At the time of the exchange transaction, Surface Coatings had no assets or liabilities and Surface Armor had assets of approximately $57,000 with equity of approximately $19,500.

The capital structure of Surface Coatings is presented as a consolidated entity as if the transaction had been effected in 2005 to consistently reflect the number of shares outstanding. However, the capital structure as presented is different that the capital structure that appears in the historical statements of Surface Armor, LLC in earlier periods due to the recapitalization accounting.

The Company operates on a calendar year-end.    Due to the nature of their operations, the Company operates in only one business segment.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the on Form S-1/A that was effective on October 14, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassification:

Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation.  These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 9 for a discussion of new accounting pronouncements.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write-offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company has a large number of customers in various industries and geographies and establishes reasonable credit lines to limit credit risk.

Inventory Valuation:

Inventory is comprised of goods purchased for resale; therefore the Company has no raw materials or work in process.  The Company uses the specific identification and FIFO (“First In, First Out”) methods for inventory tracking and valuation.    Inventory is stated at the lower of cost or market value.

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is calculated on a straight-line basis over five to seven years.

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

• Persuasive evidence of an arrangement exists;
• Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
• The price is fixed and determinable; and
• Collectability is reasonably assured

All inventory is shipped to customers FOB shipping point.  The risk of loss transfers to the customer at the time of shipment.  Currently all revenue is generated from the sale of products and no revenue is earned from services rendered.

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $0 for the quarter ended September 30, 2008 and $8,280 for the nine months ended September 30, 2008.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of September 30, 2008, the allowance for estimated returns was $ 2,750.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

• Direct material costs
• Purchasing, receiving and inspection
• Ingoing and outgoing freight

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the three and nine month periods ended September 30, 2008, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.

NOTE 2 – FIXED ASSETS

Fixed Assets at September 30, 2008 and December 31, 2007 are as follows:

	2008	2007
Property & Equipment	$3,388	$3,388
Telephone System	1,406	1,406
Machinery	8,775	0
Less: Accumulated Depreciation	(2,441)	(1,136)
Total Fixed Assets	$11,128	$3,658

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $630 and $258 for the three months ended September 30, 2008 and 2007 respectively, and $1,305 and $464 for the nine months ended September 30, 2008 and 2007 respectively.

At September 30, 2008, there was a $8,775 capitalized lease asset included in fixed assets with a total capitalized lease obligation of $11,953.  At September 30, 2008, capitalized interest associated with the lease was $4,092.

NOTE 3 – DUE TO RELATED PARTIES

As of September 30, 2008, the Company owes $35,265 in accounts payable to a minority shareholder.   There were no specified terms attached to the advances, and would be repaid when the Company has the available cash to do so.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

As of September 30, 2008, the Company owed the following amounts under a note agreement with the Company’s president, who is also a shareholder:

2008
Current Portion	$11,553
Long-Term Debt	6,192
Total	$17,745

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  In previous years, the amounts owed were reflected in “Due to Related Parties”.   This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months.   The total amount owed at September 30, 2008 was $17,745, of which $11,553 is due during the next twelve months.  $6,192 is classified as a long-term liability.

Notes Payable to Related Parties:

As of September 30, 2008, the Company owed the following amounts under note agreements with related parties:

2008
Trinity Operations Note	$55,723
Trinity Advance Note	20,000
Total – All Long Term	$75,723

The Company has borrowed $55,723 from Trinity Heritage Construction, L.L.C., (“Trinity”) to fund operations (“Trinity Operations Note”).    This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a long-term liability.

The Company borrowed $20,000 from Trinity in 2005 and 2006 to as start-up capital (“Trinity Advance Note).  This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a long-term liability.

The Company’s Vice-President, who is a shareholder of the company, is also an officer and shareholder in Trinity.

NOTE 5 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  This LOC has a $30,000 credit limit, and bears an interest rate of 12.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.  As of September 30, 2008, the amount outstanding under this line of credit was $26,827.

NOTE 6 – INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation requires that the tax effects of a position be recognized only it if is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.    If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented, as the Company has experienced operating losses since reentering the development stage.   The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset as of September 30, 2008 are as follows:

September 30, 2008

Net operating loss carry forward	$61,509
Valuation allowance	(61,509)
Net deferred tax asset	$0

A reconciliation of the statutory income tax rates and the effective rate is as follows:
.
September 30, 2008

Tax at statutory rate	34%
Valuation allowance	(34%)
Effective rate	-

Upon adoption of FIN 48, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Rockwall, Texas at a rate of $1,380 per month.  The payments are made up by a $1,000 per month lease which expires in July 2011, and a $380 month-to-month rent agreement.  Future lease obligations are $12,000 in 2009, $12,000 in 2010 and $7,000 thereafter.

NOTE 8 – SUBSEQUENT EVENT

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.

In 2008, the Company  filed a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to expand our business and execute our business plan. The filing became effective in October 2008 which gave us the opportunity to sell up to 1,000,000 shares of common stock at $0.50 per share. As of December 31, 2008, we had raised $33,150 by selling 33,150 shares of common stock under that registration statement.  As of January 7, 2008 we had raised $50,050 by selling 100,100 shares and broke escrow which was $50,000.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2008 totaling $180,909 and had negative working capital of $49,085.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2008.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.   Management may also consider reducing administrative costs and suspending all bonus and incentive programs.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.   No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not generated from operations, financing is not available, or the Management cannot loan sufficient funds, the Company may not be able to continue its operations.

Management believes that the efforts it has made to promote its operation will continue for the foreseeable future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

June 2006, the FASB issued  Interpretation  No. 48 ("FIN No. 48"),  Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109,  Accounting for Income Taxes.  The  Interpretation  provides a  recognition  threshold  and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than  not  that  the tax  position  will be sustained  on examination  by the taxing  authorities,  based on the  technical  merits of the position.  The tax benefits recognized in the financial statements from such a position should be  measured  based on the largest benefit  that has a greater likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for us beginning July 1, 2007. The implementation of FIN No. 48 did not have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 11 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

NOTE 11 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of September 30, 2008, the Company had no instruments with Level 1 or Level 2 inputs.

The Company had notes payable to shareholders and related parties totaling $93,468 at September 30, 2008.   Due to the short maturity of these obligations (all less than two years), the carrying value of these notes approximates the fair value in all material respects.

As of September 30, 2008, the Company did not have any other financial instruments.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

Surface Armor, LLC was formed in 2005 and our stated goal is to serve the ever-expanding market of protecting expensive finishes and all types of surfaces from damage during manufacturing processes, shipping, handling and installation.   In February 2007 Surface Coatings, Inc. was created with the express purpose to acquire Surface Armor, LLC.  The shareholders are the same as Surface Armor, LLC and therefore there was no cash consideration in the transaction.  Consequently the Surface Armor, LLC operations became Surface Coatings, Inc.

The company offers the most progressive and complete solutions to our customer’s temporary surface protection needs.  Our business model is set-up to serve The Americas from our facility in Rockwall, Texas where we inventory and convert all our materials and products.  Our warehouse is climate controlled ensuring consistent quality in the Texas heat in the summer and the freeze/thaw weather pattern in the winter.

We inventory a wide assortment of self-adhering, bulk films and convert them into rolls at customer-specified widths, lengths, and quantities. We specialize in providing custom products, in reasonable quantities, at standard prices, and at off-the-shelf turnaround times.  This model has enabled us to gain traction in the market place while we grow our business.  Providing the converted product is just one part of our product offering – the other, service.  We have a customer focused, server-based relationship model that assists our customers in finding solutions to their surfacing needs as well as any out-of-the-ordinary problems.

As is the case in many industries, efficiency is critical, and the construction business is no different.  Contractors are under increasing pressure to complete projects and therefore are more aware of damage done to already completed work.  Our products are solutions to real needs that companies experience every day.

With respect to our competitive position in the industry, it is our belief that the surface protection industry is served by at least 30 foreign and domestic manufacturers of films and tapes, the world-wide markets for coatings based on annual sales of paint, coatings, adhesives, sealants and related products is approximately $75 billion. Of this amount, the US Market accounts for approximately $30 billion. These sales represent manufacturers and distributors. We distribute the product and as such serve the small manufacturer and contractor. Our competitive position in the industry is defined by our ability to deliver timely and of a high quality coupled with price competitiveness. To that end, on an annually pro forma basis, fiscal year 2008 sales are 186% ahead of those of fiscal year 2007 (through six months). Consequently, we believe our business model affirms our competitive position in the industry relative to the customers we are targeting. Historically, customers primarily purchased from local distributors. With the broad reach of the internet, low order quantity customers, that don’t require direct assistance from a local distributor, prospect the web for an effective product at a reasonable price. Once a film/tape has been approved for use in production, customers are slow to change to another product as the cost of evaluating a new product can exceed the potential savings to be gained by changing.

Because we do not have field sales people knocking on high-volume prospects’ doors, we don’t really compete on a head to head basis. Our competitive position is based on servicing the customer needs:

•	Low order minimum quantity
•	Fast turnaround
•	High quality

RESULTS FOR THE QUARTER ENDED September 30, 2008

Our quarter ended on September 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2008, was $155,506 compared to $76,251 for the period ended September 30, 2007.  Revenue for the nine months ended September 30, 2008 was $444,551 compared to $177,266 for the nine months ended September 30, 2007.  The increase in revenue for both the three and nine month periods is attributed to the impact of marketing, word of mouth references and establishing ourselves as a quality supplier within the market.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2008 was $68,042 compared to $23,907 for the three month period ended September 30, 2007.  Margins improved in the quarter ended September 30, 2008 versus the same period in 2007 from 43.8% to 31.4%.  The improvement is attributable to product mix.,  Gross profit for the nine months ended September 30, 2008 was $186,361 compared to $69,394 for the nine months ended September 30, 2007.  Margins increased  (up 2.8% points to 41.9%) in the nine month period compared to last year due favorable product mix and improved inventory management

OPERATING EXPENSES. Total  operating expenses for the three months ended September 30, 2008, were $71,552 compared to expenses for the period ended September 30, 2007 of $37,029.  The increase is mainly attributed to an increase in contract services of $13,000 related to investment in people (mainly production related); professional and contract services of $6,000 related to the increased costs of the S-1 filings; advertising ($4,000,), commissions ($4,000) computer ($3,000) and general supplies ($2,000) expenses all related to the increased volume.  The above expenses do not include depreciation which was $630 and $258 for the three months ended September 30, 2008 and 2007, respectively.  Total operating expenses for the nine months ended September 30, 2008 were $219,829 compared to expenses for the period ended September 30, 2007 of $115,980.  The increase is mainly attributed to an increase in contract services of $37,000 related to investment in people (mainly production related); professional and contract services of $15,000 related to the increased costs of the S-1 filings; advertising ($13,000,), commissions ($20,000) computer ($8,000) and general supplies ($6,000) expenses all related to the increased volume.  The above expenses do not include depreciation which was $1,305 and $464 for the nine months ended September 30, 2008 and 2007, respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2008 was $6,860 compared to the period ended September 30, 2007 of $13,380.   Net loss for the nine months ended September 30, 2008 was $41,568 compared to the period ended September 30, 2007 of $47,050.  The aforementioned increass in expenses are the reasons for the losses.

LIQUIDITY AND CAPITAL RESOURCES. Surface Coatings filed on Form S-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in October 14, 2008 and Surface Coatings will rasie funds under that registration statement at $0.50 per share..

Employees

At September 30, 2008, the Company had four employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

(b)   Exhibits

Exhibit Number                                                      Name of Exhibit

31.1      Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surface Coatings, Inc.

By /s/ Rick Pietrykowski

Rick Pietrykowski, President, CFO

Date: January 30, 2009