Form 10-Q/A
period 2008-09-30
SURFACE COATINGS, INC.
filed 2009-02-26
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

In 2008, the Company filed a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to expand our business and execute our business plan. The filing became effective in October 2008 which gave us the opportunity to sell up to 1,000,000 shares of common stock at $0.50 per share. As of December 31, 2008, we had received subscriptions for $33,150 for 66,300 shares. As of February 25, 2009, we had received subscriptions totaling $51,050 for 102,100 shares. We have filed a Post Effective Amendment to the registration statement which would reduce the minimum offering from $75,000 to $50,000. The subscriptions we have received are being held in a separate bank account pending effectiveness of our Post Effective Amendment. When it becomes effective, the subscribers will be entitled to a refund or, alternatively, will be required to re-subscribe by completing a new Subscription Agreement that reflects the changes in the terms of the offering. When we have received new Subscription Agreements which total at least $50,000, we will then be entitled to transfer the funds to our operating bank account.

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

Date: February 26, 2009