Form 10-K
period 2008-12-31
SURFACE COATINGS, INC.
filed 2009-03-31
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-145831

SURFACE COATINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8611799
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

2010 Industrial Blvd., Suite 605, Rockwall, Texas 75087
(Address of principal executive offices)

  (972) 722-7351
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of March 1, 2009, there were 5,102,100 shares of Common Stock of the issuer outstanding.

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 1.                      DESCRIPTION OF BUSINESS

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

With respect to our competitive position in the industry, it is our belief that the surface protection industry is served by at least 30 foreign and domestic manufacturers of films and tapes, the world-wide markets for coatings based on annual sales of paint, coatings, adhesives, sealants and related products is approximately $75 billion. Of this amount, the US Market accounts for approximately $30 billion. These sales represent manufacturers and distributors. We distribute the product and as such serve the small manufacturer and contractor. Our competitive position in the industry is defined by our ability to deliver timely and of a high quality coupled with price competitiveness. To that end, fiscal year 2008 sales were 120% ahead of those of fiscal year 2007. Consequently, we believe our business model affirms our competitive position in the industry relative to the customers we are targeting. Historically, customers primarily purchased from local distributors. With the broad reach of the internet, low order quantity customers, that don’t require direct assistance from a local distributor, prospect the web for an effective product at a reasonable price. Once a film/tape has been approved for use in production, customers are slow to change to another product as the cost of evaluating a new product can exceed the potential savings to be gained by changing.

Because we do not have field sales people knocking on high-volume prospects’ doors, we don’t really compete on a head to head basis. Our competitive position is based on servicing the customer needs:

•	Low order minimum quantity
•	Fast turnaround
•	High quality

Due to our growth we have not experienced any significant seasonality.  There is some seasonality in the construction market (February and November) but the manufacturing market is more consistent.  As we grow we continue to market to both industries thereby decreasing the impact of seasonality.

The company currently serves a customer base of 450 accounts, yielding an average gross margin per sale of 43% and we do not have any contracts or arrangements of consequence with any customer or supplier. Our customers are primarily small manufacturers and contractors which order by phone for direct shipment to the location they need the product. In our market research, we have learned that many customers utilize our web site to determine our product offerings and pricing and then pick up the phone and order the product. Consequently, the web site allows us to not be confined to any geographic market area and through nationwide shipping and delivery companies we are able to service customers from coast to coast.

Business Strategy
Objective:
Our objective is to become a leading distributor of temporary surface protection tapes.  We plan to achieve this objective by continuing to implement our business strategy, which includes the primary elements we discuss below.

Marketing and Sales:
Our marketing efforts target manufacturers and processors of metals, plastics and glass.  We generate a significant amount of our revenues through web based advertising. We continue to supplement search engine advertising with traditional advertising and marketing channels to accelerate sales growth.

Customers:
We rely heavily on repeat customers. Our management is responsible for developing and maintaining successful long-term relationships with key customers.  We are not dependent on any one customer. Rather, we have built up a customer base which we market to and have developed into steady repeat customers.

Government Regulation:
At the present time there are no federal government regulations are in effect that would impact our business operations.

Our Qualifications:
Our qualifications are our reputation and experience in the surface protection industry.

Industry and Competitors
An industry founder, competitor and primary manufacturer of surface protection products is 3M Corporation, a NYSE publicly traded company.  3M products are sold through numerous distribution channels, including directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products — a confidence developed through long association with skilled marketing and sales representatives — has contributed significantly to 3M’s position in the marketplace and to its growth. 3M has 169 sales offices worldwide, with 10 in the United States and 159 internationally.

3M is not a supplier to the Company. Our primary raw materials are adhesive-backed films and kraft-paper cores. Our primary supplier of films is Main Tape out of Cranbury, NJ (90%). Our primary supplier of cores is Sonoco out of Dallas, Texas (100%). Both materials are readily available. We are significantly dependent upon Main Tape as a supplier due to the performance characteristics of the proprietary adhesives. We do have backup suppliers, specifically Surface Guard in Illinois, with reasonably comparable products, however, to convert our customer base over to a new supplier’s products would be a high effort undertaking.

Management has identified and believes that the surface protection industry is served by at least 30 foreign and domestic manufacturers of films and tapes. Historically, customers primarily purchased from local distributors. With the broad reach of the internet, low order quantity customers, that don’t require direct assistance from a local distributor, prospect the web for an effective product at a reasonable price. Once a film/tape has been approved for use in production, customers are slow to change to another product as the cost of evaluating a new product can exceed the potential savings to be gained by changing.

Prospects find us on the web and our method of competition is:
•	Provide price quotes within the hour (industry average is 24-72 hours)
•	Ship samples within 24 hours (industry average is 7-14 days)
•	Ship orders within 48 hours (industry response ranges from several days to three weeks)
•	Few competitors are able to respond as rapidly as we are, giving us a competitive edge

Future products and services:
At the present time, we do not have plans to develop or market additional products or services.

Sources and Availability of Raw Material:
Our primary raw materials are adhesive-backed films and kraft-paper cores. Our primary supplier of films is Main Tape out of Cranbury, NJ (90%). Our primary supplier of cores is Sonoco out of Dallas, Texas (100%). Both materials are readily available. We are significantly dependent upon Main Tape as a supplier due to the performance characteristics of the proprietary adhesives. We do have backup suppliers, Specifically Surface Guard in Illinois, with reasonably comparable products, however, to convert our customer base over to a new supplier’s products would be a high effort undertaking.

Dependence on One or a Few Major Customers:
We are not dependent on any one or a few major customers.

Costs and Effects of Compliance with Environmental Laws:
We are not aware of nor do we anticipate any environmental laws with which we will have to comply.

Number of Employees:
We have four employees, the President, the Vice-President, one fulltime production person and one sales/admin person. The duties of the President, who spends 100% of his time on the company, are to solicit business by implementing the marketing initiatives and developing customers.  The day to day duties are performed by the President and his staff.  The duties of the Vice –President are to oversee business strategy and financial planning.

Operations and Technology:
We are not subject to a dependence on technology.

Research and Development:
The company does not have in development a product that will require the use of a material amount of the assets of the company.  Since inception, the company has spent zero ($0) on company-sponsored research and development.  As we are a distributor and converter of surface protection tapes, we do not anticipate spending any funds on research and development in the future.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are in a 2,000 s.f. facility of which 1,250 s.f. is production/warehouse space.  We are currently running one shift and utilizing almost 100% of the space.  Adding a second shift would increase capacity but would put a strain on our warehouse space.

The facility is not a specific purpose building and therefore we do not have a truck-height loading dock amongst other features.  Thus the facility is adequate but could be greatly improved upon by moving to a specific purpose building which is in our plans if this offering is approved and as the business grows.

ITEM  3.                      LEGAL PROCEEDINGS

As of December 31, 2008, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2008, in the annual meeting of the shareholders, the security holders elected the following directors of the corporation:

Richard Pietrykowski

John Donahoe

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is not currently quoted on any electronic quotation medium.

At December 31, 2008, we had approximately 4 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

Dividends
We have not paid cash dividends on any class of common  equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants
The Company has no warrants outstanding.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

RESULTS FOR THE FISCAL YEAR ENDING DECEMBER 31 2008

REVENUE.  Revenue for the twelve months ended December 31, 2008 was $593,949 compared to $269,904 for the twelve months ended December 31, 2007.  The increase in revenue for the twelve month period is attributed to the impact of marketing, word of mouth references and establishing ourselves as a quality supplier within the market. 2007 was our first year of business where we had a marketing plan and a business plan in place and now two years into that plan we have experienced year-over-year growth of 120%.

GROSS PROFIT.  Gross profit for the twelve months ended December 31, 2008 was $256,472 compared to $111,530 for the same period in 2007.  Margins improved during the year from 41.3% to 43.2%.  The improvement is attributable to product mix, gaining new customers at a higher average selling price and inventory management.

OPERATING EXPENSES. Total operating expenses for the twelve months ended December 31, 2008 were $298,600 compared to expenses for the period ended December 31, 2007 of $179,730.  The increase is mainly attributed to an increase in contract services of $37,000 related to investment in people (mainly production related); professional and contract services of $16,000 related to the increased costs of the S-1 filings; advertising ($15,000), commissions ($24,000) computer ($8,000) and general supplies ($8,000) expenses all related to the increased volume.  The above expenses do not include depreciation which was $2,109 and $703 for the twelve months ended December 31, 2008 and 2007, respectively.

NET INCOME (LOSS). Net loss for the twelve months ended December 31, 2008 was $53,553 compared to the period ended December 31, 2007 of $71,575.  The increase in margin of $145,000 helped offset the increase in  aforementioned expenses resulting in an improved loss position from the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES. Surface Coatings filed on Form S-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in October 14, 2008 and Surface Coatings will raise funds under that registration statement at $0.50 per share.  As of December 31, 2008, we had raised $33,150 by selling subscriptioins for 66,300 shares of common stock under the registration statement.  As of March 1, 2009 we had raised $51,050 by selling 102,100 shares and broke escrow which was $50,000.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-13 of this report.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Richard Pietrykowski	60	Director, President, Secretary and Treasurer
John Donahoe	61	Director, Vice-President

Richard Pietrykowski:
Mr. Pietrykowski entered the U.S. Air Force upon graduation from high school in 1966.  He served on active duty for seven years as an aircraft weapons technician, a computer maintenance specialist, and as a technical instructor.  After receiving an honorable discharge in 1973 he joined a daily newspaper in West Bend, Wisconsin as Systems and Production Manager.  In 1981 Mr. Pietrykowski was recruited by a specialty printing company in Milwaukee, Wisconsin as National Systems and Production Manager.  In 1989 Mr. Pietrykowski was hired as the Electric Prepress Manager for a color trade shop in Madison, Wisconsin where he was employed for four years.  He then joined Perry Printing, a magazine and catalog printer as the Prepress Systems Engineer.  He remained with Perry Printing for four years and in 1997

Mr. Pietrykowski was recruited by Serigraph, Inc in West Bend, Wisconsin.  He was with Serifraph, Inc. for seven years. During that time he served as Director of Graphic Services and Director of Digital Printing for Serigraph. Additionally, he served as General Manager of Serigraph's subsidiary company, Carvel Print, in Queretaro, Mexico for over a year as part of a turnaround team. Following Serigraph, Mr. Pietrykowski provided Electronic Prepress Systems and Prepress Operations Management consulting services to Discover Color and Imperial Lithograph in Madison and Milwaukee, Wisconsin, respectively.  In August of 2005 he founded Surface Armor, LLC that is wholly owned by Surface Coatings, Inc., for which he serves as President.

John Donahoe:
On September 30, 2007 Mr. Donahoe was appointed as Vice-President and Director of Surface Coatings, Inc., due to his extensive contacts in the construction industry.  He had known the President for many years and had a relationship with Surface Coatings by virtue of the advance to Surface Armor, from Trinity Heritage Construction Partners, LLC., a company owned by John Donahoe.

Mr. Donahoe graduated from Whitewater University in 1971 and moved to Chicago to work for a regional land developer, Plaza Excavating as a Field Supervisor. He was promoted to Director of Operations in 1975 and formed a General Contracting firm in 1976, JM Donahoe Construction. The company established national clients, (Southland Corporation, McDonalds, Burger King, Taco Bell, Kentucky Fried Chicken, among others)  and was built from the ground up.  The main business line was remodeling stores for the customers across the Midwest. At the request of a major client, Mr. Donahoe relocated the construction company to Dallas, Texas and continued building for existing customers along with new customers across the country. In 1995 he moved, with his family, to Costa Rica where he organized and operated a Teakwood processing and distribution business, selling and shipping semi-processed product to companies in England, Taiwan, Italy and the United States. In 1997 he accepted the position VP of Operations for a Dallas based construction company, Commercial Construction Group a subsidiary of Public Corporation, with an annual gross income of approximately $30,000,000.  In June of 2000,  Mr. Donahoe formed Trinity Heritage Construction LLC and currently serves as its President and is a Director and Vice-President of Surface Coatings, Inc.  Mr. Donahoe spends approximately 80% of his time managing Trinity which is a commercial general contractor and builds a wide range of projects from small heavily detail weighted retail finish-outs to 50,000SF ground up shopping centers. Trinity focuses on repeat national customers such as Burberry, USA and KWIK Industries. Trinity is also based in Rockwall, Texas.

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2008 and 2007 as compensation.

Name	Capacity Served	Aggregate Remuneration
Richard Pietrykowski	Director, President, Secretary and Treasurer	2008: $41,600 2007: $40,000
John Donahoe	Director, Vice-President	2008: $0 2007: $0

At December 31, 2008, Mr. Pietrykowski also had accrued commissions of $24,250 which had not been paid as of March 12, 2009.

ITEM 12.	SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2008 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Treasurer	Richard Pietrykowski	1,600,000	36.0%
Director, Vice-President	John Donahoe	2,400,000	54.0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Trinity Heritage Construction, LLC: The Company’s Vice-President, who is a shareholder of the company, is also an officer and shareholder in Trinity

The Company has borrowed $54,596 from Trinity Heritage Construction, L.L.C., (“Trinity”) to fund operations (“Trinity Operations Note”).    This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a long-term liability. The Company borrowed $20,000 from Trinity in 2005 and 2006 to as start-up capital (“Trinity Advance Note).  This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a long-term liability. At December 31, 2008, the total owed Trinity was $74,596.

The Company’s President:  The President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months.   The total amount owed at December 31, 2008 was $14,969, of which $11,533 is due during the next twelve months.  $3,436 is classified as a long-term liability

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 was $11,858 and $12,000 respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008 and December 31, 2007

Consolidated Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2008 and December 31, 2007

Consolidated Statements of Cash Flows For the Years Ended December 31, 2008 and December 31, 2007

Notes to the Consolidated Financial Statements

(b) The company did not file any Form 8-K’s in 2008.

(c)           Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SURFACE COATINGS, INC.

By:  /s/   Richard Pietrykowski

Richard Pietrykowski
Chief Executive Officer & Chief Financial Officer

Dated: March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Surface Coatings, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Surface Coatings, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Surface Coatings, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surface Coatings, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

February 10, 2008

SURFACE COATINGS, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$33,123	$3,646
Accounts Receivable, Net of Allowance for Doubtful Accounts of $3,126 and $1,363	48,587	31,122
Allowance for Estimated Returns	(3,750)	(2,750)
Prepaid Expenses	1,000	0
Inventory	61,977	33,518
Total Current Assets	140,937	65,536

Fixed Assets, Net of Accumulated Depreciation of $3,245 and $1,136	19,631	3,658
TOTAL ASSETS	$160,568	$69,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash Overdraft	$16,892	$0
Accounts Payable	25,238	14,752
Accrued Expenses	53,913	20,749
Current Portion of Note Payable to Shareholder	14,869	10,703
Due to Related Parties	33,954	26,954
Subscription Deposits	33,150	0
Line of Credit	33,139	21,955
Total Current Liabilities	211,155	95,113

Long Term Liabilities
Note Payable to Shareholder	3,436	14,969
Note Payables to Related Parties	74,596	41,961
Capital Lease Obligation-Equipment	7,783	0
Total Long Term Liabilities	85,815	56,930

Stockholders' Equity (Deficit)
Preferred Stock ($0.001 par value, 20,000,000 shares
authorized, 0 and 0 shares issued and outstanding)	0	0
Common Stock ($0.001 par value, 50,000,000 shares
authorized, 5,000,000 and 5,000,000 shares issued and outstanding)	5,000	5,000
Paid in Capital	51,492	51,492
Retained Earnings (Deficit)	(192,894)	(139,341)
Total Stockholders' Equity (Deficit)	(136,402)	(82,849)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$160,568	$69,194

The accompanying notes are an integral part of these financial statements.

SURFACE COATINGS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
REVENUES	$593,949	$269,904
COST OF GOODS SOLD	337,477	158,374
GROSS PROFIT	256,472	111,530

OPERATING EXPENSES
Advertising Expense	29,905	15,044
Depreciation Expense	2,109	703
General and Administrative	268,695	164,686
TOTAL OPERATING EXPENSES	300,709	180,433
NET OPERATING INCOME (LOSS)	(44,237)	(68,903)

OTHER INCOME AND (EXPENSE)
Interest Expense	(9,316)	(2,672)
TOTAL OTHER INCOME (EXPENSE)	(9,316)	(2,672)

INCOME TAXES
Provision (Benefit) for Income Taxes	0	0
NET (LOSS)	(53,553)	(71,575)

Earnings Per Share, Basic and Diluted
Weighted Average of Shares Outstanding	5,000,000	5,000,000
Income (Loss) Attributable to Common Shareholders	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SURFACE COATINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

					Receivable		Retained
	Preferred Stock		Common Stock		from Stockholder	Paid in	Earnings
	Shares	Amount	Shares	Amount	for Common Stock	Capital	(Deficit)	Totals

Stockholders' Equity, January 1, 2007 *	0	$0	5,000,000	$5,000	$(6,492)	$51,492	$(67,766)	$(17,766)
Services Provided in Satisfaction
of Stockholder Receivable					6,492			6,492
Net (Loss)							(71,575)	(71,575)

Stockholders' Equity, December 1, 2007	0	$0	5,000,000	$5,000	$0	$51,492	$(139,341)	$(82,849)

Net (Loss)							(53,553)	(53,553)

Stockholders' Equity, December 31, 2008	0	$0	5,000,000	$5,000	$0	$51,492	$(192,894)	$(136,402)

* As discussed in Note 1, the recapitalization of Surface Armor, LLC with Surface Coatings, Inc. took place in February 2007 and has been accounted for as a reverse merger. It has been reflected in the Statement of Stockholders' Equity as if it occurred in 2005 in order to consistently reflect the capitalization of the combined entity.

The accompanying notes are an integral part of these financial statements.

SURFACE COATINGS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(53,553)	$(71,575)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,109	703
Services Rendered in Satisfaction of Amounts Due from Stockholder	0	6,492
Increase in Allowance for Sales Returns	1,000	2,750
(Increase) in Accounts Receivable	(17,465)	(22,032)
(Increase) in Inventory	(28,459)	(6,092)
(Increase) in Other Assets	(1,000)	0
Increase (Decrease) in Overdraft	16,892	(455)
Increase (Decrease) in Accounts Payable	10,486	(12,215)
Increase (Decrease) in Accrued Expenses	33,164	20,630
Increase in Due to Related Parties	7,000	1,429
Increase in Line of Credit	11,184	17,355
Net Cash (Used) by Operating Activities	(18,642)	(63,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(18,082)	(1,029)
Net Cash (Used) by Investing Activities	(18,082)	(1,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Subscription Deposits	33,150	0
Capitalized Lease Obligation-Equipment	11,119	0
Note Payable from Shareholder	(10,703)	25,672
Notes Payable from Related Parties	32,635	41,961
Net Cash Provided by Financing Activities	66,201	67,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,477	3,594

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,646	52
CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,123	$3,646

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Year for Interest Expense	$9,316	$2,672

The accompanying notes are an integral part of these financial statements.

SURFACE COATINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  This registration was declared effective on October 14, 2008. Since then the Company has filed a post effective amendment reducing their minimum amount under the Registration Statement from $75,000 to $50,000. As of March 25, 2009, the Company had received $53,050  in subscription deposits which are being held in a separate non-interest bearing account. The funds will be available to be released to the Company subject to the effectiveness and conditions of the post effective amendment.

The Company operates on a calendar year-end. Due to the nature of their operations, the Company operates in only one business segment.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

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

Fair Value of Financial Instruments:

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturities of these instruments.  The carrying amount of the Company’s marketable securities and capital leases approximate fair value due to the stated interest rates approximating market rates.

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company has a large number of customers in various industries and geographies and establishes reasonable credit lines to limit credit risk.

Inventory:

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met:

Persuasive evidence of an arrangement exists;
Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
The price is fixed and determinable; and
Collectibility is reasonably assured.

All inventory is shipped to customers FOB shipping point.  The risk of loss transfers to the customer at the time of shipment.  Currently all revenue is generated from the sale of products and no revenue is earned from services rendered.

The Company’s return policy allows customers to return products for up to 15 days after shipment. Returns were $3,720 and $1,697 for the years ended December 31, 2008 and 2007.  In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 48, "Revenue Recognition when Right of Return Exists” (“SFAS No. 48”), revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of December 31, 2008 and 2007, the allowance for estimated returns was $3,750 and $2,750.  Revenue is recorded net any of sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

Direct material costs
Purchasing, receiving and inspection
Ingoing and outgoing freight

Advertising Costs:

The Company incurred $29,905 and $15,044 in advertising costs for the years ended December 31, 2008 and 2007.

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

Recent Accounting Pronouncements:

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2008 and 2007 are as follows:

	2008	2007
Property and Equipment	$21,470	$3,388
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(3,245)	(1,136)
Total Fixed Assets	$19,631	$3,658

Depreciation expense was $2,109 and $703 for the years ended December 31, 2008 and 2007.

NOTE 3 – DUE TO RELATED PARTIES

The Company had the following amounts due to related parties as of December 31, 2008 and 2007:

	2008	2007
Accounts Payable – Related Parties	$33,954	$26,954

Total	$33,954	$26,954

These amounts represent accounts payable to a minority shareholder. There were no specified terms attached to the advances, and they would be repaid when the Company has the available cash to do so.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at December 31, 2008 was $14,969, of which $11,533 is due during 2009 and is classified as a current liability.

In previous years, the amounts owed were reflected in “Due to Related Parties”.

Notes Payable to Related Parties:

As of December 31, 2008 and 2007, the Company owed the following amounts under note agreements with a related party:

	2008	2007
Trinity Operations Note	$54,596	$21,961
Trinity Advance Note	20,000	20,000
Total (All Long-Term)	$74,596	$41,961

The Company has borrowed $54,596 from Trinity Heritage Construction, L.L.C (“Trinity”) to fund operations (“Trinity Operations Note”).  This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a long-term liability.

The Company borrowed $20,000 from Trinity in 2005 and 2006 as start-up capital (“Trinity Advance Note”).  This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a long-term liability.

The Company’s Vice-President, who is a shareholder of the company, is also an officer and shareholder in Trinity.

NOTE 5 – NOTE PAYABLE (CAPITAL LEASES)

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at December 31, 2008 was $11,119, of which $3,336 is due during 2009 and is classified as a current liability.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $30,000 credit limit, and bears an interest rate of 12.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of December 31, 2008 and 2007, the amounts outstanding under this line of credit were $33,139 and $21,955, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were 0 and 0 shares outstanding as of December 31, 2008 and 2007, respectively.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,000,000 and 5,000,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had received deposits totaling $33,150 for the sale of 66,300 shares of common stock under the registration statement which became effective in October, 2008, contingent upon raising additional capital after December 31, 2008.  Therefore, this amount is carried as a liability as of December 31, 2008.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Rockwall, Texas at a rate of $1,380 per month.  The payments are made up by a $1,000 per month lease which expires in July 2011, and a $380 month-to-month rent agreement.  Future lease obligations are $12,000 in 2009, $12,000 in 2010 and $7,000 thereafter.

NOTE 9 – INCOME TAXES

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net Operating Loss Carryforward	$65,584	$47,376
Less: Valuation Allowance	(65,584)	(47,376)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $192,894 at December 31, 2008, and will expire in the years 2025 through 2028.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2008.

NOTE 10 – SUBSEQUENT EVENT

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.

In 2008, the Company filed a registration statement with the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan.  The filing became effective in October 2008 which gave the Company the opportunity to sell up to 1,000,000 shares of common stock at $0.50 per share.  As of March 25, 2009, the Company had received $53,050 in subscription deposits which are being held in a separate non-interest bearing account. The funds will be available to be released to the Company subject to the effectiveness and conditions of the post effective amendment.

NOTE 11 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2008 totaling $192,894 and had negative working capital of $70,218.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2008 or so far in 2009.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.   Management may also consider reducing administrative costs and suspending all bonus and incentive programs.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.   No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not generated from operations, financing is not available, or Management cannot loan sufficient funds, the Company may not be able to continue its operations.

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

NOTE 12 – NEW ACCOUNTING PRONOUCEMENTS

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 (b)”), as amended by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of its year-end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

In June 2008, the SEC approved a one year extension of the compliance data for smaller public companies to meet the Section 404 (b) auditor attestation requirement of the Sarbanes-Oxley Act regarding the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In 2007, the FASB issued the following:

-	SFAS No. 141: (Revised 2007), “Business Combinations”

-	SFAS No. 159: “The Fair Value Option for Financial Assets and Financial Liabilities”

-	SFAS No. 160: “Noncontrolling Interest in Consolidated Financial Statements”

In 2008, the FASB issued the following:

-	SFAS No. 161: “Disclosures about Derivative Instruments and Hedging Activities”

-	SFAS No. 162: “The Hierarchy of Generally Accepted Accounting Principles”

-	SFAS No. 163: “Accounting for Financial Guarantee Insurance Contracts”

Management has reviewed these new standards and believes that they have no material impact on the financial statements of the Company.