Form 10-Q
period 2009-03-31
SURFACE COATINGS, INC.
filed 2009-05-15
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of April 29, 2009, there were 5,000,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Default upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SURFACE COATINGS, INC. Consolidated Balance Sheets As of March 31, 2009 and December 31, 2008

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$76,226	$33,123
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,850 and $1,850)	33,131	48,587
Allowances for Estimated Returns	(3,750)	(3,750)
Prepaid Expense	0	1,000
Inventory	69,460	61,977
Total Current Assets	175,067	140,937
Fixed Assets:
Machinery and Equipment	19,184	21,470
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(3,969)	(3,245)
Total Fixed Assets	16,621	19,631

Total Assets	$191,688	$160,658

Liabilities and Stockholders’ Equity/(Deficit)
Current Liabilities
Accounts Payable	$37,262	$25,238
Accrued Expenses	62,497	53,913
Bank Overdraft	0	16,892
Advances	25,000	0
Due to Related Parties Note Payable to Sahreholder Notes Payable to Related Parties	41,454 12,122 62,954	33,954 0 0
Line-of-Credit	25,979	33,139
Subscription Deposits	54,050	33,150
Current Portion of Long-Term Debt	3,336	14,869
Total Current Liabilities	324,654	211,155
Long-Term Liabilities
Note Payable To Shareholder	0	14,869
Note Payable – Equipment	10,290	11,219
Notes Payable to Related Parties	0	74,596
Less: Current Portion of Long Term Debt	(3,336)	(14,869)
Total Long-Term Liabilities	6,954	85,815
Total Liabilities	331,608	296,970
Stockholders’ Equity/(Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding respectively	5,000	5,000
Additional Paid In Capital	51,492	51,492
Accumulated Deficit	(196,412)	(192,894)
Total Stockholders’ Equity/(Deficit)	(139,920)	(136,402)
Total Liabilities and Stockholder’ Equity/(Deficit)	$191,688	$160,568

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statement of Operations For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenue
Revenue	$153,529	$143,997
Cost of Sales	82,410	89,352
Gross Profit	71,119	54,645

Operating Expenses:
Depreciation Expense	1,076	191
Advertising Expense	6,376	7,130
General and Administrative	65,123	65,687
Total Operating Expenses	72,575	73,008

Net Operating Income	(1,456)	(18,363)

Other Income (Expense)
Interest Income	0	0
Loss on Sale of Asset	(133)	0
Interest Expense	(1,929)	(1,883)
Total Other Income (Expense)	(2,062)	(1,883)

Net Loss	$(3,518)	$(20,246)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,000,000	5,000,000

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Three Months Ended March 31, 2009 (Unaudited) and the Year Ended December 31, 2008

			Additional
	Common Stock		Paid-in	Receivable from	Accumulated
	Shares	Par Value	Capital	Stockholder	Deficit	Totals

December 31, 2007	5,000,000	$5,000	$51,492	$0	$(139,341)	$(82,849)

Net loss					(53,553)	(53,553)

December 31, 2008	5,000,000	$5,000	$51,492	$0	$(192,894)	$(136,402)

Net loss					(3,518)	(3,518)

March 31, 2009	5,000,000	$5,000	$51,492	$0	$(196,412)	$(139,920)

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,518)	$(20,246)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	1,076	191
Change in assets and liabilities:
Decrease in Accounts Receivable	15,456	4,840
(Increase) in Inventory	(7,483)	(12,224)
Decrease in Other Assets	1,001	0
Increase in Accounts Payable	12,024	27,186
(Decrease) in Overdraft	(16,892)	0
Increase in Accrued Expenses	8,584	5,571
Increase (decrease) in Line-of-Credit	(7,160)	4,304
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	3,088	9,619

CASH FLOWS USED IN INVESTING ACTIVITIES
Sale of fixed assets	1,800	0
Loss on Sale of Fixed Asset	133
CASH FLOWS USED IN INVESTING ACTIVITIES	1,933	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	(2,847)	(2,577)
Subscription Deposits	20,900	0
Payments on Capitalized Lease Obligation	(829)	0
Note from Related Party	20,858	9,429
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	38,082	6,852

NET INCREASE IN CASH	43,103	16,471

Cash, beginning of period	33,123	3,646
Cash, end of period	$76,226	$20,117

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,929	$1,883
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
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

During 2008, the Company field a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reduing their minimum amount under the registration from $75,000 to $50,000.  As of March 31, 2009, the Company had received $54,050 in subscription deposits which are being held in a separate non-interest bearing account.  The funds will be available to be realeased to the Company subject to the effectiveness and conditions of the post effective amendment.

The Company operates on a calendar year-end.    Due to the nature of their operations, the Company operates in only one business segment.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the on Form S-1/A that was effective on October 14, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 and should be read in conjunction with the Company’s Form 10-K filing for 2008 dated March 31, 2009.

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $1,584 for the quarter ended March 31, 2009 and $8,279  for the three months ended March 31, 2008.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of March 31, 2009, the allowance for estimated returns was $ 3,750.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

• Direct material costs
• Purchasing, receiving and inspection
• Ingoing and outgoing freight

Advertising Costs”

The Company incurred $6,376 and $7,130 in advertising costs for the three months ended March 31, 2009 and 2008.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the three month period ended March 31, 2009, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

Reclassification:

Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation.  These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

Recent Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow. .

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NOTE 2 – FIXED ASSETS

Fixed Assets at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Property & Equipment	$19,184	$21,470
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(3,969)	(3,245)
Total Fixed Assets	$16,621	$19,631

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $1,076 and $191 for the three months ended March 31, 2009 and 2008 respectively.

During the three month period ending March 31, 2009, the Company disposed of an asset with a cost basis of $2,000 and recognized a loss on the sale of the asset of $133.

NOTE 3 – DUE TO RELATED PARTIES

The Company had the following amounts due to related parties as of March 31, 2009 and December 31, 2008:

	2009	2008
Accounts Payable – Related Parties	$41,454	$33,954
Advances – Related Parties	25,000	0
Total	$66,454	$33,954

These amounts represent accounts payable to a minority shareholder and a cash advance from a minority shareholder. There were no specified terms attached to the advances, and they would be repaid when the Company has the available cash to do so.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at March 31, 2009 was $12,122 and at December 31, 2008 was $14,969.  The balance at March 31, 2009 is classified as current liability as it is due in March 2010.

Notes Payable to Related Parties:

As of March 31, 2009 and December 31, 2008, the Company owed the following amounts under note agreements with a related party:

	2009	2008
Trinity Operations Note	$42,954	$54,596
Trinity Advance Note	20,000	20,000
Total (All Long-Term)	$62,954	$74,596

The Company has borrowed $42,954 from Trinity Heritage Construction, L.L.C (“Trinity”) to fund operations (“Trinity Operations Note”).  This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a current  liability.

The Company borrowed $20,000 from Trinity in 2005 and 2006 as start-up capital (“Trinity Advance Note”).  This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a current  liability.

The Company’s Vice-President, who is a shareholder of the company, is also an officer and shareholder in Trinity.

NOTE 5 – NOTE PAYABLE (CAPITAL LEASES)

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at March 31, 2009 and December 31, 2008 was $10,290 and $11,119 respectively, of which $3,336 is due during the next 12 months and is classified as a current liability. At March 31, 2009,  capitalized interest associated with the lease was $3,521.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $30,000 credit limit, and bears an interest rate of 12.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of March 31, 2009 and December 31, 2008, the amounts outstanding under this line of credit were $25,979 and $33,139, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were 0 and 0 shares outstanding as of March 31, 2009 and December 31, 2008, respectively.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,000,000 and 5,000,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively, respectively.

As of March 31, 2009, the Company had received deposits totaling $54,050 for the sale of 108,100 shares of common stock under the registration statement which became effective in October, 2008, contingent upon raising additional capital after December 31, 2008.  Therefore, this amount is carried as a liability as of March 31, 2009 and December 31, 2008.

The Company does not have any stock option plans or stock warrants

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Rockwall, Texas at a rate of $1,380 per month.  The payments are made up by a $1,000 per month lease which expires in July 2011, and a $380 month-to-month rent agreement.  Future lease obligations are $9,000 in 2009, $12,000 in 2010 and $7,000 thereafter.

NOTE 9 – INCOME TAXES

The Company has adopted SFAS no. 109, which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax assets at March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Net Operating Loss Carryforward	$66,780	$65,584
Less: Valuation Allowance	(66,780)	(65,584)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $196,412 at March 31, 2009 and $192,894 at December 31, 2008, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2009 and December 31, 2008.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2009 totaling $196,412 and had negative working capital of $149,587 .  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2009.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 11 - NEW ACCOUNTING PROUNCEMENTS

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

With respect to our competitive position in the industry, it is our belief that the surface protection industry is served by at least 30 foreign and domestic manufacturers of films and tapes, the world-wide markets for coatings based on annual sales of paint, coatings, adhesives, sealants and related products is approximately $75 billion. Of this amount, the US Market accounts for approximately $30 billion. These sales represent manufacturers and distributors. We distribute the product and as such serve the small manufacturer and contractor. Our competitive position in the industry is defined by our ability to deliver timely and of a high quality coupled with price competitiveness. To that end, our revenue in 2008 was 220% of 2007 and our margins improved 1.9% points to 43.2%.  Consequently, we believe our business model affirms our competitive position in the industry relative to the customers we are targeting. Historically, customers primarily purchased from local distributors. With the broad reach of the internet, low order quantity customers, that don’t require direct assistance from a local distributor, prospect the web for an effective product at a reasonable price. Once a film/tape has been approved for use in production, customers are slow to change to another product as the cost of evaluating a new product can exceed the potential savings to be gained by changing.

Because we do not have field sales people knocking on high-volume prospects’ doors, we don’t really compete on a head to head basis. Our competitive position is based on servicing the customer needs:

•	Low order minimum quantity
•	Fast turnaround
•	High quality

RESULTS FOR THE QUARTER ENDED March 31, 2009

Our quarter ended on March 31, 2009.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2009, was $153,529 compared to $143,997 for the period ended March 31, 2008.  In this slow economy we were still able to increase revenue and this is attributed to our position in the market place due to establishing ourselves as a quality supplier within the market.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2009 was $71,119 compared to $54,645 for the three month period ended March 31, 2008.  Margins improved in the quarter ended March 31, 2009 versus the same period in 2008 from 37.9% to 46.3%.  The improvement is attributable to product mix and better inventory control.

OPERATING EXPENSES. Total  operating expenses, for the three months ended March 31, 2009, were $71,499 compared to expenses for the period ended March 31, 2008 of $72,817.  Now that the Company has two full years of operation expense levels have been identified and there were no great shifts in costs from period versus period.  The above expenses do not include depreciation which was $1,076 and $191 for the three months ended March 31, 2009 and 2008, respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2009 was $3,518 compared to the period ended March 31, 2008 of $20,246.   The improvement in gross margins as previously discussed is attributable to the increase.

LIQUIDITY AND CAPITAL RESOURCES:
In 2008, the Company filed a Form S-1 registration statement with the U.S. Securities & Exchange Commission ("SEC") in order to raise funds to expand its business and execute its business plan. The filing became effective in October 2008 which gave the Company the opportunity to sell up to 1,000,000 shares of common stock at $0.50 per share. As of May 12, 2009, the Company had received $77,050 in subscription deposits which are being held in a separate non-interest bearing account. The funds will be available to be released to the Company subject to the effectiveness and conditions of the post effective amendment. We will close our offering on September 5, 2009.

In addition to the preceding, the company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on two primary funding sources for short term liquidity needs. One is short term advances from major shareholders and/or Directors of the company. The largest advance is from Trinity Heritage Construction Partners, LLC, and the capital is for funding operations. The second is through a revolving working capital line of credit in the amount of $30,000 issued by a major national US bank. The line has a credit limit of $30,000 and bears an interest rate of 12.24% per annum.  Detail of these two liquidity sources is documented in detail in Footnotes 4 and 6 respectively to the financial statements of the 2008 Form 10-K.

Long Term Liquidity:
The long term liquidity needs of the company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations from 2007 to 2008 improved by $44,400 to -$18,600 and operating cash flows at March 2009 were positive $3,100.  This improvement has been a result of our growth and we expect the funds generated through this public offering to provide the capital to position the company to continue to grow revenues and thereby increase cash flows and liquidity. In addition, with the growth of revenues, the company anticipates requesting the bank to increase the amount of the line of credit offered the company to supplement on-going liquidity needs.

Employees

At March 31, 2009, the Company had two employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 8, 2009