Form 10-K/A
period 2008-12-31
SURFACE COATINGS, INC.
filed 2009-06-02
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment #1 to Form 10-K)

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-145831

SURFACE COATINGS, INC.
(Exact name of registrant as specified in its charter)

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

As of May 15, 2009, there were 5,000,000 shares of Common Stock of the issuer outstanding.

Amendment No. 1 to the Annual Report on Form 10-K

For the Year Ended December 31, 2008

EXPLANATORY NOTE

This Form 10-K/A is being filed by Surface Coatings, Inc., to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission on March 31, 2009.

This Form 10-K/A amends Item 6 of Part II of the Form 10-K and provides an expanded disclosure on our liquidity position discussing our short-term and long-term options.

This Form 10-K/A amends Item 8A of Part II of the Form 10-K and provides an assessment and conclusion as to the effectiveness of our internal control over financial reporting.  No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 10-K.

In addition, as part of the 10-K/A, the Amendment will amend and restate, pursuant to General Instruction D(2)(a) and (b) of Form 10-K, to include the signatures of our principal executive officer, our principal financial officer and our vice-president, who are the only two board of directors, in the signature blocks.

In addition, as part of the 10-K/A, the Amendment will amend and restate, pursuant to ITEM 601(b)(31) of Regulation S-K, the Exhibit 31.1, Certification of the Principal Executive Officer and Exhibit 31.2, Certification Principal Financial Officer, which is updated for current language.

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original filing.

The company acknowledges that:
•	The Company is responsible for the adequacy and accuracy of the disclosure in the filings:
•	Staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filings: and
•	The Company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

PART II

ITEM 6.  MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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

In addition to the preceding, the company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on two primary funding sources for short term liquidity needs. One is short term advances from major shareholders and/or Directors of the company. The second is through a revolving working capital line of credit in the amount of $30,000 issued by a major national US bank. Detail of these two liquidity sources is documented in detail in the footnotes to the financial statements of the Form 10-K.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our disclosure controls and procedures:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

In order to remedy our existing disclosure control deficiency, as our finances allow, we will hire additional accounting staff that are sufficiently versed in public company disclosure and reporting.  At this time, our volume and finances do not permit us to hire additional staff to remedy the disclosure control weakness and we do not foresee that being necessary in the short term since we have contracted independent financial reporting consultants that advise us on our disclosures and filings.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to:

•	A lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

•
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff and based on our current growth projections we anticipate that occurring sometime in fiscal year 2010.  At this time, our volume and finances do not permit us to hire additional accounting staff to remedy the lack of segregation of duties and we do not foresee that being necessary in the short term since our President approves every transaction.

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

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

SURFACE COATINGS, INC.

By:  /s/  Richard Pietrykowski
Richard Pietrykowski
Chief Executive Officer & Chief Financial Officer

Dated: May 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Pietrykowski Richard Pietrykowski	President, Secretary, Treasurer, Director	May 15, 2009

/s/ Richard Pietrykowski Richard Pietrykowski	Chief Executive Officer	May 15, 2009

/s/ Richard Pietrykowski Richard Pietrykowski	Chief Financial Officer	May 15, 2009

/s/ Richard Pietrykowski Richard Pietrykowski	Chief Accounting Officer	May 15, 2009

/s/ John Donahoe John Donahoe	Vice-President and Director	May 15, 2009

PART III

ITEM 13.- EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002