Form 10-Q
period 2009-06-30
SURFACE COATINGS, INC.
filed 2009-08-13
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 23,2009, there were 5,166,100 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	16

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Default upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21

SURFACE COATINGS, INC. Consolidated Balance Sheets As of June 30, 2009 and December 31, 2008

	As of June 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$94,928	$33,123
Accounts Receivable (Net of Allowance for Doubtful Accounts of $2,014 and $1,850)	42,733	48,587
Allowances for Estimated Returns	(4,900)	(3,750)
Prepaid Expense	0	1,000
Inventory	73,021	61,977
Total Current Assets	205,782	140,937
Fixed Assets:
Machinery and Equipment	18,899	21,470
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(4,760)	(3,245)
Total Fixed Assets	15,545	19,631

Total Assets	$221,327	$160,568

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$43,172	$25,238
Accrued Expenses	69,178	53,913
Bank Overdraft	0	16,892
Advances	839	0
Due to Related Parties	51,430	33,954
Note Payable to Shareholder	9,204	0
Notes Payable to Related Parties	63,594	0
Line-of-Credit	24,752	33,139
Subscription Deposits	0	33,150
Current Portion of Long-Term Debt	3,336	14,869
Total Current Liabilities	265,505	211,155
Long-Term Liabilities
Note Payable To Shareholder	0	14,869
Note Payable – Equipment	9,456	11,219
Notes Payable to Related Parties	0	74,596
Less: Current Portion of Long Term Debt	(3,336)	(14,869)
Total Long-Term Liabilities	6,120	85,815
Total Liabilities	271,625	296,970
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,166,100 and 5,000,000 shares issued and outstanding respectively	5,166	5,000
Additional Paid In Capital	134,376	51,492
Accumulated Deficit	(189,840)	(192,894)
Total Stockholders’ Equity (Deficit)	(50,298)	(136,402)
Total Liabilities and Stockholders’ Equity (Deficit)	$221,327	$160,568
See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008

Revenue
Revenue	$161,710		$145,048	$315,239		$289,045
Cost of Sales	72,709		81,374	155,119		170,726
Gross Profit	89,001		63,674	160,120		118,319

Operating Expenses:
Depreciation Expense	1,076		484	2,152		675
Advertising Expense	6,220		8,024	12,596		15,154
General and Administrative	73,254		67,436	138,377		133,123
Total Operating Expenses	80,550		75,944	153,125		148,952

Net Operating Income	8,451		(12,270)	6,995		(30,633)

Other Income (Expense)
Interest Income	0		0	0		0
Loss on Sale of Asset	0		0	(133)		0
Interest Expense	(1,879)		(2,192)	(3,808)		(4,075)
Total Other Income (Expense)	(1,879)		(2,192)	(3,941)		(4,075)

Net Income (Loss)	$6,572		$(14,462)	$3,054		$(34,708)

Basic and Diluted Earnings (Loss) per share	$0.00	$	(0.00)	$0.00	$	(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,001,825		5,000,000	5,000,918		5,000,000

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Six Months Ended June 30, 2009 (Unaudited) and the Year Ended December 31, 2008 (Audited)

	Common		Additional Paid-in	Receivable from	Accumulated
	Shares	Par Value	Capital	Stockholder	Deficit	Totals

December 31, 2007	5,000,000	$5,000	$51,492	$0	$(139,341)	$(82,849)

Net Loss					(53,553)	(53,553)

December 31, 2008	5,000,000	$5,000	$51,492	$0	$(192,894)	$(136,402)

Shares issued for cash	166,100	166	82,884			83,050

Net Income					3,054	3,054

June 30, 2009	5,166,100	$5,166	$134,376	$0	$(189,840)	$(50,298)

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,054	$(34,708)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	2,152	675
Change in assets and liabilities:
Decrease in Accounts Receivable	5,854	2,444
(Increase) in Inventory	(11,044)	(24,806)
(Increase) Decrease in Other Assets	3,258	(4,378)
Increase in Accounts Payable	17,934	27,272
(Decrease) in Overdraft	(16,892)	0
Increase in Accrued Expenses	15,265	18,783
(Decrease) in Line-of-Credit	(8,387)	(4,920)
CASH FLOWS PROVIDED BY (USED) IN OPERATING ACTIVITIES	11,194	(19,638)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(8,775)
Sale of fixed assets	1,800	0
Loss on Sale of Fixed Asset	(133)	0
CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES	1,667	(8,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	(5,665)	(5,218)
Cash Received for Sale of Stock	49,900	0
Capitalized Lease Commitment	0	12,787
Payments on Note Payable-Equipment	(1,764)	0
Note from Related Party	6,473	20,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	48,944	28,430

NET INCREASE IN CASH	61,805	17

Cash, beginning of period	33,123	3,646
Cash, end of period	$94,928	$3,663

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,808	$1,883
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements June 30, 2009 (Unaudited)

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

During 2008, the Company field a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reduing their minimum amount under the registration from $75,000 to $50,000 which was approved on June 30, 2009.  As of June 30, 2009, the Company had received $83,050 for the sale of stock at $.50 per share.

The Company operates on a calendar year-end.    Due to the nature of their operations, the Company operates in only one business segment.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the on Form S-1/A that was effective on October 14, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 and should be read in conjunction with the Company’s Form 10-K filing for 2008 which was filed March 31, 2009.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms and a provision is made for all accounts greater than 60 days from invoice date.   Write-offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company has a large number of customers in various industries and geographies and establishes reasonable credit lines to limit credit risk.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
●	The price is fixed and determinable; and
●	Collectability is reasonably assured

All inventory is shipped to customers FOB shipping point.  The risk of loss transfers to the customer at the time of shipment.  Currently all revenue is generated from the sale of products and no revenue is earned from services rendered.

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $3,297 for the quarter ended June 30, 2009 and $1,677 for the three months ended June 30, 2008.  Returns were $4,881 and $8,280 for the six month periods ended June 30, 2009 and 2008respectively.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of June 30, 2009, the allowance for estimated returns was $4,900.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $6,220 and $8,024 in advertising costs for the three months ended June 30, 2009 and 2008, and $12,596 and 15,154 for the six months ended June 30, 2009 and 2008.

Income Taxes:

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2009 and 2008, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

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

NOTE 2 – FIXED ASSETS

Fixed Assets at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Property & Equipment	$18,899	$21,470
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(4,760)	(3,245)
Total Fixed Assets	$15,545	$19,631

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $1,076 and $484 for the three months ended June 30, 2009 and 2008 respectively and $2,152 and $675 for the six months ended June 30, 2009 and 2008 respectively.

During the three month period ending March 31, 2009, the Company disposed of an asset with a cost basis of $2,000 and recognized a loss on the sale of the asset of $133.

NOTE 3 – DUE TO RELATED PARTIES

The Company had the following amounts due to related parties as of June 30, 2009 and December 31, 2008:

	2009	2008
Accounts Payable – Related Parties	$51,430	$33,954
Advances – Related Parties	0	0
Total	$51,430	$33,954

These amounts represent accounts payable to a minority shareholder and a cash advance from a minority shareholder. There were no specified terms attached to the advances, and they would be repaid when the Company has the available cash to do so.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at June 30, 2009 was $9,204 and at December 31, 2008 was $14,869.  The balance at June 30, 2009 is classified as current liability as it is due in March 2010.

Notes Payable to Related Parties:

As of June 30, 2009 and December 31, 2008, the Company owed the following amounts under note agreements with a related party:

	2009	2008
Trinity Operations Note	$43,594	$54,596
Trinity Advance Note	20,000	20,000
Total (All Long-Term)	$63,594	$74,596

The Company has borrowed $43,594 from Trinity Heritage Construction, L.L.C (“Trinity”) to fund operations (“Trinity Operations Note”).  This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a current liability.

The Company borrowed $20,000 from Trinity in 2005 and 2006 as start-up capital (“Trinity Advance Note”).  This note bears interest at a rate of 10% and is due in full on March 1, 2010 and is classified as a current liability.  At June 30, 2009 there is a total of $9,406 of accrued interest related to both notes.

The Company’s Vice-President, who is a shareholder of the company, is also an officer and shareholder in Trinity.

NOTE 5 – NOTE PAYABLE (CAPITAL LEASES)

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at June 30, 2009 and December 31, 2008 was $9,456 and $11,219 respectively, of which $3,336 is due during the next 12 months and is classified as a current liability. At June 30, 2009,  capitalized interest associated with the lease was $3,236.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $30,000 credit limit, and bears an interest rate of 12.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of June 30, 2009 and December 31, 2008, the amounts outstanding under this line of credit were $24,752 and $33,139, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were 0 and 0 shares outstanding as of June 30, 2009 and December 31, 2008, respectively.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,166,100 and 5,000,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.

On June 29, 2009 the Company’s post-effective amendment, to the registration statement which became effective in October, 2008, became effective.  The company issued 166,100 shares for the monies received ($83,050) for the sale of stock at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Rockwall, Texas at a rate of $1,380 per month.  The payments are made up by a $1,000 per month lease which expires in July 2011, and a $380 month-to-month rent agreement.  Future lease obligations are $6,000 in 2009, $12,000 in 2010 and $7,000 thereafter.

NOTE 9 – INCOME TAXES

The Company has adopted SFAS No. 109, which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax assets at June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Net Operating Loss Carryforward	$64,545	$65,584
Less: Valuation Allowance	(64,545)	(65,584)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $189,840 at June 30, 2009 and $192,894 at December 31, 2008, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2009 and December 31, 2008.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2009 totaling $189,840 and had working capital of $(59,723).  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 11 - NEW ACCOUNTING PROUNCEMENTS

In 2009, the FASB issued the following guidance;

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140"

SFAS No. 167:  "Accounting for Transfers of Financial Assets"

FSP No. FAS 107-1 and APB 28-1:   Interim Disclosures about Fair Value of Financial Instruments.

FSP No. FAS 115-2 and FAS 124-2:    Recognition and Presentation of Other-Than-Temporary Impairments.

FSP No. FAS 157-4:   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Management has reviewed these new standards and believe that they will have no material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to impact the Company’s results of operations, financial position or cash flows.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system.  The Codification does not change or alter existing GAAP and therefore, is not expected to have any impact on the Company’s consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On July 31, 2009 the Company, one of its Directors, John Donahue and Trinity Heritage Construction Partners, LLC, of which Mr. Donahue is an officer and shareholder, agreed to combine the Notes to Related Parties of $63,594, which is referenced in Note 4, into one note.

The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments beginning on August 1, 2009 and ending on July 1, 2014.

We have performed an evaluation of subsequent events through the date of the issuance of these financial statements, which was August 11, 2009.

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

RESULTS FOR THE QUARTER ENDED June 30, 2009

Our quarter ended on June 30, 2009.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2009, was $161,710 compared to $145,048 for the period ended June 30, 2008.  Revenue for the six months ended June 30, 2009, was $315,239 compared to $289,045 for the period ended June 30, 2008.  These increases of $16,662 and $26,194 were due to service related sales of $28,000 during the quarter ending June 30, 2009 that did not take place in 2008.  This increase was partially off-set in the quarter by reduced sales due to the recession as there are less construction projects underway of about $12,000.  Year-to-date results without the service related sales are almost even with 2008.  Although we continue to gain new customers each month the pace of growth has slowed and it is becoming increasingly difficult to replaced lost sales due to the economy with new customers.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2009 was $89,001 compared to $63,674 for the three month period ended June 30, 2008.  Gross profit for the six months ended June 30, 2009 was $160,120 compared to $118,319 for the three month period ended June 30, 2008.  Margins improved in the quarter ended June 30, 2009 versus the same period in 2008 from 44% to 55% and on a year-to-date basis margins improved from 41% to 51%.  The service related revenue of $28,000 discussed above impacted the margins in the three and six month periods ended June 30, 2009 by 9% and 5% points respectively.  The remaining improvement of 2% and 5% points for the three and six month periods, respectively, is attributable to product mix (higher margin products) and optimal order sizing (larger order sized resulting in less waste)

OPERATING EXPENSES. Total  operating expenses, for the three months ended June 30, 2009, were $79,474 compared to expenses for the period ended June 30, 2008 of $75,460.  Total operating expenses, for the six months ended June 30, 2009, were $150,973 compared to expenses for the period ended June 30, 2008 of $148,277.  The increase in cost in the three month period ended June 30, 2009 of $4,014 is due to increased travel expenses of $6,800 related to the service revenue, and were partially off-set by a decrease in commissions of $3,600 (lower commissioned sales in 2009).  The increase in cost in the six month period ended June 30,2009 of $2,696 is attributable to the increased travel of $6,800 related to the service sales, increased professional fees of $7,200 due to completing the Company’s registration filings and increased year-to-date commission costs of $3,500: this increase was partially of-set by a decrease in payroll of $9,600 as the Company employs one less admin person than in 2008, reduced computer expenses of $3,000  and a decrease in advertising of $2,500.  The above expenses do not include depreciation which was $1,076 and $484 for the three months ended June 30, 2009 and 2008, respectively, and $2,152 and $675 for the six month period ended June 30, 2009 and 2008, respectively.

NET INCOME (LOSS). Net income for the three months ended June 30, 2009 was $6,572 compared to the a net loss for the period ended June 30, 2008 of $14,462.   The improvement in gross margins of $25,300, as previously discussed, is attributable to the increase.  The service sales of $28,000, net of travel expenses of $6,800 added $21,200 of net/net margin.  The increase in expense of $4,600 was off-set by improved product mix of $4,100 and reduced interest expense of $300.

Net income for the six months ended June 30, 2009 was $3,054 compared to a net loss for the period ended June 30, 2008 of $34,708.  The improvement of $37,762 is attributable to similar items as discussed above.  Service related margin of $21,200, volume increase $13,000 and favorable mix $7,600 totaling $41,800.  This improvement was partially off-set by increased operating expenses of $4,200.

LIQUIDITY AND CAPITAL RESOURCES. Surface Coatings filed on Form S-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in October 14, 2008, and the post-effecetive amendment became effective on June 29, 2009.  Through June 30, 2009  Surface Coatings has raised a total of $83,050 by selling 166,100 shares at $0.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows.  Net Cash from Operating Activities for the six months ended June 30, 2009 was about $11,200, This is a $30,800 improvement over the same period in 2008.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of June 30, 2009 the Company owes $9,456.

With the limited operating history of our Company and the strong growth recorded in 2008 and the recession in 2009 we have not been able to track true seasonal trends.  We expect 2009 to continue in a similar vein as the first six months with improvement forecasted early in 2010.

We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.  Our equity structure will change with the continued sale of stock under the registration statement at $.50 per share.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital improved by $10,495 to ($59,723) from December 31, 2008 to June 30, 2009.  This improvement is mainly attributable to an increase in cash of $61,800 due to the stock subscription of $52,000 and the reclassing of the subscription receivables to equity of $33,000 and was partially off-set by the Note Payable to Related Parties of $63,600 that is now a short-term liability.

STOCKHOLDER’S EQUITY: Stockholder’s Equity changed by $86,100 due to the stock sales of $83,050 and the net income of $3,054 in the six month period ended June 30, 2009.

Employees

At June 30, 2009, the Company had two employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 11, 2009