Form 10-Q
period 2009-09-30
SURFACE COATINGS, INC.
filed 2009-11-10
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [    ]   No [ X ].

As of November 4, 2009, there were 5,429,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	16

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Default upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21

SURFACE COATINGS, INC. Consolidated Balance Sheets As of September 30, 2009 and December 31, 2008

	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$202,904	$33,123
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,911 and $1,850)	43,356	48,587
Subscription Receivable	1,000	0
Allowances for Estimated Returns	(4,300)	(3,750)
Prepaid Expense	0	1,000
Inventory	69,203	61,977
Total Current Assets	312,163	140,937
Fixed Assets:
Machinery and Equipment	18,613	21,470
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(5,550)	(3,245)
Total Fixed Assets	14,469	19,631

Total Assets	$326,632	$160,568

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$35,966	$25,238
Accrued Expenses	60,684	53,913
Bank Overdraft	0	16,892
Due to Related Parties	41,430	33,954
Note Payable to Shareholder	6,212	0
Line-of-Credit	29,709	33,139
Subscription Deposits	0	33,150
Current Portion of Long-Term Debt	16,476	14,869
Total Current Liabilities	190,477	211,155
Long-Term Liabilities
Note Payable To Shareholder	0	14,869
Note Payable – Equipment	8,622	11,219
Notes Payable to Related Parties	69,833	74,596
Less: Current Portion of Long Term Debt	(16,476)	(14,869)
Total Long-Term Liabilities	61,979	85,815
Total Liabilities	252,456	296,970
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,000,000 shares issued and outstanding respectively	5,429	5,000
Additional Paid In Capital	265,563	51,492
Accumulated Deficit	(196,816)	(192,894)
Total Stockholders’ Equity (Deficit)	74,176	(136,402)
Total Liabilities and Stockholders’ Equity (Deficit)	$326,632	$160,568

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008

Revenue
Revenue	$144,853		$155,506	$460,092		$444,551
Cost of Sales	73,576		87,464	228,695		258,190
Gross Profit	71,277		68,042	231,397		186,361

Operating Expenses:
Depreciation Expense	1,075		630	3,227		1,305
Advertising Expense	9,444		7,276	22,040		22,430
General and Administrative	65,816		64,276	204,193		197,399
Total Operating Expenses	76,335		72,182	229,460		221,134

Net Operating Income (Loss)	(5,058)		(4,140)	1,937		(34,773)

Other Income (Expense)
Interest Income	0		0	0		0
Loss on Sale of Asset	0		0	(133)		0
Interest Expense	(1,918)		(2,720)	(5,726)		(6,795)
Total Other Income (Expense)	(1,918)		(2,720)	(5,859)		(6,795)

Net (Loss)	$(6,976)		$(6,860)	$(3,922)		$(41,568)

Basic and Diluted Earnings (Loss) per share	$0.00	$	(0.00)	$0.00	$	(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,236,544		5,000,000	5,081,028		5,000,000

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Nine Months Ended September 30, 2009 (Unaudited) and the Year Ended December 31, 2008 (Audited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

December 31, 2007	5,000,000	$5,000	$51,492	$(139,341)	$(82,849)

Net Loss				(53,553)	(53,553)

December 31, 2008	5,000,000	$5,000	$51,492	$(192,894)	$(136,402)

Shares Issued for Cash	429,000	429	214,071		214,500

Net Loss				(3,922)	(3,922)

September 30, 2009	5,429,000	$5,429	$265,563	$(196,816)	$74,176

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,922)	$(41,568)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	3,227	1,305
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	5,231	(9,729)
(Increase) in Inventory	(7,226)	(30,650)
(Increase) Decrease in Other Assets	1,818	(4,092)
Increase in Accounts Payable	10,728	24,526
(Decrease) in Overdraft	(16,892)	0
Increase in Accrued Expenses	6,772	25,330
Increase/(Decrease) in Line-of-Credit	(3,430)	4,872
CASH FLOWS PROVIDED BY (USED) IN OPERATING ACTIVITIES	(3,694)	(30,006)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(8,775)
Sale of fixed assets	1,800	0
Loss on Sale of Fixed Asset	(133)	0
CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES	1,667	(8,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	(8,757)	(7,927)
Cash Received for Sale of Stock	214,500	0
Release of Subscription Deposits	(34,150)	0
Capitalized Lease Commitment	0	11,953
Payments on Note Payable-Equipment	(2,497)	0
Note from and Amounts Due to Related Party	2,712	42,073
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	171,808	46,099

NET INCREASE IN CASH	169,781	7,318

Cash, beginning of period	33,123	3,646
Cash, end of period	$202,904	$10,964

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$5,726	$6,795
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements September 30, 2009 (Unaudited)

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

Surface Coatings is a private holding company established under the laws of Nevada on February 12, 2007, and was formed in order to acquire 100% of the outstanding membership interests of Surface Armor.  On February 15, 2007, Surface Coatings issued 5,000,000 shares of common stock in exchange for a 100% equity interest in Surface Armor.  As a result of the share exchange, Surface Armor became the wholly owned subsidiary of Surface Coatings.  As a result, the members of Surface Armor owned a majority of the voting stock of Surface Coatings.  The transaction was accounted for as a reverse merger whereby Surface Armor was considered to be the accounting acquirer as its members retained control of Surface Coatings after the exchange, although Surface Coatings is the legal parent company.  The share exchange was treated as a recapitalization of Surface Coatings.  As such, Surface Armor, (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Surface Coatings had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  The share exchange transaction was effected to change the state of incorporation to allow the opportunity for a reduction of franchise taxes under the new Texas franchise tax calculations and to facilitate the initial public offering.  At the time of the exchange transaction, Surface Coatings had no assets or liabilities and Surface Armor had assets of approximately $57,000 with equity of approximately $19,500.

The capital structure of Surface Coatings is presented as a consolidated entity as if the transaction had been effected in 2005 to consistently reflect the number of shares outstanding. However, the capital structure as presented is different that the capital structure that appears in the historical statements of Surface Armor, LLC in earlier periods due to the recapitalization accounting.

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  As of September 30, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

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

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements” (formerly SFAS No. 157, Disclosures About Fair Value of Financial  Instruments”),  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition” (formerly  Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104")), "Revenue Recognition in Financial Statements."     Revenue will be recognized only when all of the following criteria have been met:

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $981 for the quarter ended September 30, 2009 and $0 for the three months ended September 30, 2008.  Returns were $4,278 and $8,280 for the nine month periods ended September 30, 2009 and 2008 respectively.  In accordance with ASC 605 “Revenue Recognition”, (formerly, SFAS No. 48, "Revenue Recognition when Right of Return Exists)," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.   As of September 30, 2009, the allowance for estimated returns was $4,300.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $9,444 and $7,276 in advertising costs for the three months ended September 30, 2009 and 2008, and $22,040 and 22,430 for the nine months ended September 30, 2009 and 2008.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

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

NOTE 2 – FIXED ASSETS

Fixed Assets at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Property & Equipment	$18,613	$21,470
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(5,550)	(3,245)
Total Fixed Assets	$14,469	$19,631

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $1,075 and $630 for the three months ended September 30, 2009 and 2008 respectively and $3,227 and $1,305 for the nine months ended September 30, 2009 and 2008 respectively.

During the first quarter of 2009,  the Company disposed of an asset with a cost basis of $2,000 and recognized a loss on the sale of the asset of $133.

NOTE 3 – DUE TO RELATED PARTIES

The Company had the following amounts due to related parties as of September 30, 2009 and December 31, 2008:

	2009	2008
Accounts Payable – Related Parties	$41,430	$33,954
Advances – Related Parties	0	0
Total	$51,430	$33,954

These amounts represent accounts payable to a minority shareholder and a cash advance from a minority shareholder. There were no specified terms attached to the advances, and they would be repaid when the Company has the available cash to do so.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at September 30, 2009 was $9,204 and at December 31, 2008 was $14,869.  The balance at September 30, 2009 is classified as current liability as it is due in March 2010.

Notes Payable to Related Parties:

As of December 31, 2008, the Company owed $74,596 under two note agreements with Trinity Heritage Construction, L.L.C (“Trinity”), a related party:

•	$54,596 was advanced from Trinity to fund operations (“Trinity Operations Note”). This note had an interest rate of 10% and was due in full on March 1, 2010.

•	$20,000 was borrowed from Trinity in 2005 and 2006 as start-up capital (“Trinity Advance Note”). This note had an interest of 10% and was due in full on March 1, 2010.

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At September 30, 2009 the balance on the note was $69,833 with $13,140 classified as short-term as it is due within one year.  The amount due by December 31, 2009 is $3,214.

NOTE 5 – NOTE PAYABLE (CAPITAL LEASES)

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at September 30, 2009 and December 31, 2008 was $8,622 and $11,219 respectively, of which $3,336 is due during the next 12 months and is classified as a current liability. At September 30, 2009, capitalized interest associated with the lease was $2,950 and is included in fixed assets.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $30,000 credit limit, and bears an interest rate of 12.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of September 30, 2009 and December 31, 2008, the amounts outstanding under this line of credit were $29,709 and $33,139, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were 0 and 0 shares outstanding as of September 30, 2009 and December 31, 2008, respectively.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,000,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.

On June 29, 2009 the Company’s post-effective amendment, to the registration statement which became effective in October, 2008, became effective.  As of September 30, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Rockwall, Texas at a rate of $1,380 per month.  The payments are made up by a $1,000 per month lease which expires in July 2011, and a $380 month-to-month rent agreement.  Future lease obligations are $3,000 in 2009, $12,000 in 2010 and $7,000 thereafter.

NOTE 9 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax assets at September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Net Operating Loss Carryforward	$66,565	$65,584
Less: Valuation Allowance	(66,565)	(65,584)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $196,816 at September 30, 2009 and $192,894 at December 31, 2008, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2009 and December 31, 2008.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2009 totaling $196,816 and had working capital of $121,686.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance:

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

 FSP No. FAS 107-1 and APB 28-1:  “Interim Disclosures about Fair Value of Financial Instruments”, which was codified into ASC 825.

FSP No. FAS 115-2 and FAS 124-2:  “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320-10-65-4.

FSP No. FAS 157-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into ASC 820-10-65-4.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November  10, 2009, which is the date the financial statements were issued.    No reportable subsequent events were noted.

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

The company offers the most progressive and complete solutions to our customers’ temporary surface protection needs.  Our business model is set-up to serve The Americas from our facility in Rockwall, Texas where we inventory and convert all our materials and products.  Our warehouse is climate controlled ensuring consistent quality in the Texas heat in the summer and the freeze/thaw weather pattern in the winter.

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

RESULTS FOR THE QUARTER ENDED September 30, 2009

Our quarter ended on September 30, 2009.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2009, was $144,853 compared to $155,506 for the period ended September 30, 2008.  Revenue for the nine months ended September 30, 2009, was $460,092 compared to $444,551 for the period ended September 30, 2008.  The decrease of $10,653 in the three month period ending September 30, 2009 was due to slow construction market.  The increase of $15,541for the nine months ending September 30, 2009 was due to service related sales of $28,000 during the second that did not take place in 2008.  This increase was partially off-set by reduced sales due to the recession as there are less construction projects underway of about $12,000.  Year-to-date results without the service related sales are down about 12,000.  Although we continue to gain new customers each month the pace of growth has slowed and it is becoming increasingly difficult to replaced lost sales due to the economy with new customers.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2009 was $71,277 compared to $68,042 for the three month period ended September 30, 2008.  Gross profit for the nine months ended September 30, 2009 was $231,397 compared to $186,361 for the nine month period ended September 30, 2008.  Margins improved in the quarter ended September 30, 2009 versus the same period in 2008 from 44% to 49% and on a year-to-date basis margins improved from 42% to 50%.  The service related revenue of $28,000 discussed above impacted the margins in the  nine month periods ended September 30, 2009 by 4% points.  The remaining improvement of 5% and 5% points for the three and nine month periods, respectively, is attributable to product mix (higher margin products) and optimal order sizing (larger order sized resulting in less waste) plus improved inventory management resulting in lower waste and write-offs.

OPERATING EXPENSES. Total operating expenses, for the three months ended September 30, 2009, were $76,335 compared to expenses for the period ended September 30, 2008 of $72,182.  Total operating expenses, for the nine months ended September 30, 2009, were $229,460 compared to expenses for the period ended September 30, 2008 of $221,134.  The increase in cost in the three month period ended September 30, 2009 of $4,153 is due to increased Advertising ($3,200), Admin costs ($6,300) and Payroll ($7,100) as an additional production employee was working; this was partially off-set by lower Professional Fees ($8,500) due to lower expenses on filing and accounting fees and travel ($6,300) .  The increase in cost in the nine month period ended September 30,2009 of $3,600 is attributable to the increased admin and facility costs of $12,000 was partially off-set by a decrease in payroll expenses of $9,800.  The above expenses do not include depreciation which was $1,075 and $630 for the three months ended September 30, 2009 and 2008, respectively, and $3,227 and $1,305 for the nine month period ended September 30, 2009 and 2008, respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2009 was $6,976 compared to the a net loss for the period ended September 30, 2008 of $6,860.   The improvement in gross margins of $3,235, as previously discussed, is attributable to keeping the loss flat versus the prior year although sales were down.   The increase in expense of $4,200 was off-set by improved product mix of $3,400 and reduced interest expense of $800.

Net loss for the nine months ended September 30, 2009 was $3,922 compared to a net loss for the period ended September 30, 2008 of $41,568.  The improvement of $37,646 is attributable to similar items as discussed above.  Service related margin of $21,200, volume increase $8,000 and favorable mix $12,800 totaling $43,700.  This improvement was partially off-set by increased operating expenses of $6,400.  Depreciation expense increased $2,000 year-over-year.

LIQUIDITY AND CAPITAL RESOURCES. Surface Coatings filed on Form S-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in October 14, 2008, and the post-effective amendment became effective on June 29, 2009.  Through September 30, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows.  Net Cash from Operating Activities for the nine months ended September 30, 2009 was negative about $3,700, This is a $26,300 improvement over the same period in 2008.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of September 30, 2009 the Company owes $8,622.

With the limited operating history of our Company and the strong growth recorded in 2008 and the recession in 2009 we have not been able to track true seasonal trends.  We expect 2009 to continue in a similar vein as the first nine months with improvement forecasted early in 2010.

We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.  Our equity structure will change with the continued sale of stock under the registration statement at $.50 per share.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital improved by $191,900 to $120,700 from December 31, 2008 to September 30, 2009.  This improvement is mainly attributable to an increase in cash of $169,800 due to the stock subscription of $214,100 and the reclassing of the subscription receivables to equity of $33,000 and was partially off-set by the amounts due to Related Parties of $7,500.

STOCKHOLDER’S EQUITY: Stockholder’s Equity increased by $210,600 due to the stock sales of $214,100 and offset by the net loss of $3,900 in the nine month period ended September 30, 2009.

Employees

At September 30, 2009, the Company had three employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive and Chief Financial Officer as of September 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 10, 2009