Form 10-K
period 2009-12-31
SURFACE COATINGS, INC.
filed 2010-03-30
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

[    ]      TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-145831

SURFACE COATINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8611799
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

2007 Industrial Blvd., Suite B, Rockwall, Texas 75087
(Address of principal executive offices)

  (972) 722-7351
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)
2010 Industrial Blvd., Suite 605, Rockwall, Texas 75087
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

As of March 1, 2010, there were 5,429,000 shares of Common Stock of the issuer outstanding.

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

With respect to our competitive position in the industry, it is our belief that the surface protection industry is served by at least 30 foreign and domestic manufacturers of films and tapes, the world-wide markets for coatings based on annual sales of paint, coatings, adhesives, sealants and related products is approximately $75 billion. Of this amount, the US Market accounts for approximately $30 billion. These sales represent manufacturers and distributors. We distribute the product and as such serve the small manufacturer and contractor. Our competitive position in the industry is defined by our ability to deliver timely and of a high quality coupled with price competitiveness. To that end, fiscal year 2009 sales were impacted by the national recession but were still ahead of 2008 by 2% and 2008 sales were 120% ahead of those of fiscal year 2007. Consequently, we believe our business model affirms our competitive position in the industry relative to the customers we are targeting. Historically, customers primarily purchased from local distributors. With the broad reach of the internet, low order quantity customers, that don’t require direct assistance from a local distributor, prospect the web for an effective product at a reasonable price. Once a film/tape has been approved for use in production, customers are slow to change to another product as the cost of evaluating a new product can exceed the potential savings to be gained by changing.

Because we do not have field sales people knocking on high-volume prospects’ doors, we don’t really compete on a head-to-head basis.  Our competitive position is based on servicing the customer needs:

•	Low-order minimum quantity
•	Fast turnaround
•	High quality

Due to our growth we have not experienced any significant seasonality.  There is some seasonality in the construction market (February and November are slower months) but the manufacturing market is more consistent.  As we grow we continue to market to both industries thereby decreasing the impact of seasonality.

The company currently serves a customer base of 1,052 accounts, yielding an average gross margin per sale of 51% and we do not have any contracts or arrangements of consequence with any customer or supplier. Our customers are primarily small manufacturers and contractors which order by phone for direct shipment to the location they need the product. In our market research, we have learned that many customers utilize our web site to determine our product offerings and pricing and then pick up the phone and order the product. Consequently, the web site allows us to not be confined to any geographic market area and through nationwide shipping and delivery companies we are able to service customers from coast to coast.

Business Strategy
Objective:
Our objective is to become a leading distributor of temporary surface protection tapes.  We plan to achieve this objective by continuing to implement our business strategy, which includes the primary elements we discuss below.

Marketing and Sales:
Our marketing efforts target manufacturers and processors of metals, plastics and glass.  We generate a significant amount of our revenues through web-based advertising. We continue to supplement search engine advertising with traditional advertising and marketing channels to accelerate sales growth.

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

3M is not a supplier to the Company. Our primary raw materials are adhesive-backed films and kraft-paper cores. Our primary supplier of films is Main Tape out of Cranbury, NJ (90%). Our primary supplier of cores is T and S Products out of Dallas, Texas (100%). Both materials are readily available. We are significantly dependent upon Main Tape as a supplier due to the performance characteristics of the proprietary adhesives. We do have backup suppliers, specifically Surface Guard in Illinois, with reasonably comparable products, however, to convert our customer base over to a new supplier’s products would be a high effort undertaking.

Management has identified and believes that the surface protection industry is served by at least 30 foreign and domestic manufacturers of films and tapes. Historically, customers primarily purchased from local distributors. With the broad reach of the internet, low-order quantity customers, that don’t require direct assistance from a local distributor, prospect the web for an effective product at a reasonable price. Once a film/tape has been approved for use in production, customers are slow to change to another product as the cost of evaluating a new product can exceed the potential savings to be gained by changing.

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

Sources and Availability of Raw Material:
Our primary raw materials are adhesive-backed films and kraft-paper cores. Our primary supplier of films is Main Tape out of Cranbury, NJ (90%). Our primary supplier of cores is T and S Products out of Dallas, Texas (100%). Both materials are readily available. We are significantly dependent upon Main Tape as a supplier due to the performance characteristics of the proprietary adhesives. We do have backup suppliers, Specifically Surface Guard in Illinois, with reasonably comparable products, however, to convert our customer base over to a new supplier’s products would be a high effort undertaking.

Dependence on One or a Few Major Customers:
We are not dependent on any one or a few major customers.

Costs and Effects of Compliance with Environmental Laws:
We are not aware of nor do we anticipate any environmental laws with which we will have to comply.

Number of Employees:
We have four employees, the President, two full-time production people, and one sales/admin person. The duties of the President, who spends 100% of his time on the company, are to solicit business by implementing the marketing initiatives and developing customers as well as business strategy.  The day-to-day duties are performed by the President and his staff.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are in a 7,500 square foot facility of which 6,750 square feet  is production/warehouse space.  We are currently running one shift and utilizing about 60% of the non-office space.  Adding a second and/or third shift will increase capacity significantly when market demands require additional capacity.

Our new facility dramatically improves our operating efficiency and growth potential. The facility has truck height as well as ground height loading docks, ample amounts of 3 phase electrical power that enables more sophisticated production equipment, and climate control for raw materials, including paperboard cores and cartons, all within one building.

In November of 2009 we signed a five year lease with an option to extend the lease by an additional 5 years.

ITEM  3.                      LEGAL PROCEEDINGS

As of December 31, 2009, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on December 22, 2009 and elected Richard Pietrykowski as the sole director of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently quoted over the counter bulletin board (OTC BB) under the symbol SCTZ.OB.

At December 31, 2009, we had approximately 76 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2009

In 2008, we filed a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to expand our business and execute our business plan. The filing became effective in October 2008 which gave us the opportunity to sell up to 1,000,000 shares of common stock at $0.50 per share. On June 29, 2009 the Company’s post-effective amendment, to the registration statement became effective lowering the minimum required shares sold to 100,000 or $50,000.  As of December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

RESULTS FOR THE FISCAL YEAR ENDING DECEMBER 31 2008

REVENUE.  Revenue for the twelve months ended December 31, 2009 was $603,517 compared to $593,949 for the twelve months ended December 31, 2008.  The increase in revenue for the twelve month period is attributed to service related sales of $28,000 during the second quarter that did not take place in 2008.  This increase was partially off-set by reduced sales due to the recession as there are less construction projects underway.  Although the pace of growth has slowed year-over year we are encouraged by as we continue to fain new customers every month and we believe that this will serve the Company well in 2010 once the economy recovers.

GROSS PROFIT.  Gross profit for the twelve months ended December 31, 2009 was $307,886 compared to $256,472 for the same period in 2008.  Margins improved during the year from 43.2% to 51.0%.  The service related revenue of $28,000 discussed above impacted the margins by 2.4% points.  The remaining improvement of 5.4% points is attributable to product mix (higher margin products) and optimal order sizing (larger order sized resulting in less waste) plus improved inventory management resulting in lower waste and write-offs.

OPERATING EXPENSES. Total operating expenses, exclusive of depreciation, for the twelve months ended December 31, 2009 were $338,853 compared to expenses for the period ended December 31, 2008 of $298,600.  The increase is mainly attributable to the increased admin and facility costs of $28,000, increased professional fees for higher audit and review fees in 2009 of $9,200, increased travel expenses related to the service related sales of $8,400: this was partially off-set by a decrease in payroll expenses of $3,300 and decreased computer expenses of $3,500.  The above expenses do not include depreciation which was $4,305 and $2,109 for the twelve months ended December 31, 2009 and 2008, respectively.  The increase in facility costs year-over-year is impact to expenses incurred in moving equipment and furniture ($10,000) to a new, larger location.

NET INCOME (LOSS). Net loss for the twelve months ended December 31, 2009 was $42,153 compared to the period ended December 31, 2008 of $53,535.  The increase in margin percentage (net 5.4% points after backing out the service related sales) impacted results about $32,600.  This favorable mix impacted helped offset the increase in expenses as discussed above reducing the loss year-over-year.

LIQUIDITY AND CAPITAL RESOURCES. Surface Coatings filed on Form S-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in October 14, 2008, and the post-effective amendment became effective on June 29, 2009.  Through December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows.  Net Cash from Operating Activities for the year ended December 31, 2009 (after adjusting for the impact of the line-of-credit) was negative about $27,000.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In April 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of December 31, 2009 the Company owes $7,788.

With the limited operating history of our Company and the strong growth recorded in 2008 and the recession in 2009 we have not been able to track true seasonal trends.  2009 was similar in quarterly sales tracking as previous years and we are forecasting improvement early in 2010.

We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.  Our equity structure will change with the continued sale of stock under the registration statement at $.50 per share.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital improved by $153,653 to $83,435 from December 31, 2008 to December 31, 2009.  This improvement is mainly attributable to an increase in cash of about $101,836 due to the stock subscription of $214,500 and the conversion of the subscription receivables to equity of $33,150 and was partially off-set by the amounts due to Related Parties of $15,600.

STOCKHOLDER’S EQUITY: Stockholder’s Equity increased by $172,347 due to the stock sales of $214,500 and offset by the net loss of $42,153 in the year ended December 31, 2009.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-14 of this report.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.   Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Richard Pietrykowski	61	Director, President, Secretary and Treasurer

Mr. Pietrykowski entered the U.S. Air Force upon graduation from high school in 1966.  He served on active duty for seven years as an aircraft weapons technician, a computer maintenance specialist, and as a technical instructor.  After receiving an honorable discharge in 1973 he joined a daily newspaper in West Bend, Wisconsin as Systems and Production Manager.  In 1981 Mr. Pietrykowski was recruited by a specialty printing company in Milwaukee, Wisconsin as National Systems and Production Manager.  In 1989 Mr. Pietrykowski was hired as the Electric Prepress Manager for a color trade shop in Madison, Wisconsin where he was employed for four years.  He then joined Perry Printing, a magazine and catalog printer as the Prepress Systems Engineer.  He remained with Perry Printing for four years and in 1997, Mr. Pietrykowski was recruited by Serigraph, Inc in West Bend, Wisconsin.  He was with Serifraph, Inc. for seven years. During that time he served as Director of Graphic Services and Director of Digital Printing for Serigraph. Additionally, he served as General Manager of Serigraph's subsidiary company, Carvel Print, in Queretaro, Mexico for over a year as part of a turnaround team. Following Serigraph, Mr. Pietrykowski provided Electronic Prepress Systems and Prepress Operations Management consulting services to Discover Color and Imperial Lithograph in Madison and Milwaukee, Wisconsin, respectively.  In August of 2005 he founded Surface Armor, LLC that is wholly owned by Surface Coatings, Inc., for which he serves as President.

John Donahoe, the Company’s majority shareholder, did not seek board re-election in 2009.

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officer received in 2009 and 2008 as compensation.

Name	Capacity Served	Aggregate Remuneration
Richard Pietrykowski	Director, President, Secretary and Treasurer	2009: $59,954 2008: $41,600

During the twelve months ended December 31, 2009, Mr. Pietrykowski also received $17,553 in sales commission.  At December 31, 2009 Mr Pietrykowski was owed $55,008 in accrued sales commission.

ITEM 12.	SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2009 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Treasurer	Richard Pietrykowski	1,800,000	33.2
(Former) Director, (Former) Vice-President	John Donahoe	2,700,000	49.7

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Trinity Heritage Construction, LLC: The Company’s former Vice-President, who is the largest shareholder of the company, is also an officer and shareholder in Trinity Heritage Construction, LLC.

As of December 31, 2008, the Company owed $74,596 under two note agreements with Trinity Heritage Construction, L.L.C (“Trinity”), a related party:

•	$54,596 was advanced from Trinity to fund operations (“Trinity Operations Note”). This original note had an interest rate of 10% and was due in full on March 1, 2010.

•	$20,000 was borrowed from Trinity in 2005 and 2006 as start-up capital (“Trinity Advance Note”). This original note had an interest of 10% and was due in full on March 1, 2010.

On July 31, 2009 the Company, its former Vice President and Director, John Donahue and Trinity, agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At December 31, 2009 the balance on the note was $66,619 with $16,669 classified as short-term as it is due within one year.

The Company’s President:  The President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months.   The total amount owed at December 31, 2009 was $3,145, of which all of which is due by December 31, 2010.

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the quarterly financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 was $11,000 and $11,900 respectively.

Fees charged in connection with reviewing the quarterly Form 10-Q’s was $7,950 in 2009 and $0 in 2008.

(2) AUDIT-RELATED FEES

(3) TAX FEES

NONE

(4) ALL OTHER FEES

The Company paid $8,785 in 2009 and $5,300 in 2008 related to S-1 and S-1/A filings.

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

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 10-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and December 31, 2008

Consolidated Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2009 and December 31, 2008

Consolidated Statements of Cash Flows For the Years Ended December 31, 2009 and December 31, 2008

Notes to the Consolidated Financial Statements

(b) The company did not file any Form 8-K’s in 2009.

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

Dated: March 30, 2010

SURFACE COATINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Surface Coatings, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Surface Coatings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Surface Coatings, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surface Coatings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

March 29, 2009

SURFACE COATINGS, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$134,959	$33,123
Accounts Receivable, Net of Allowance for Doubtful Accounts	38,604	48,587
of $5,905 and $3,126
Allowance for Estimated Returns	(2,110)	(3,750)
Prepaid Expenses	0	1,000
Inventory	55,686	61,977
Total Current Assets	227,139	140,937

Fixed Assets, Net of Accumulated Depreciation of $6,341 and $3,245	13,392	19,631

TOTAL ASSETS	$240,531	$160,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash Overdraft	$0	$16,892
Accounts Payable	16,647	25,238
Accrued Expenses	59,405	53,913
Current Portion of Note Payable to Shareholder	16,669	14,869
Current Portion of Note Payable to President	3,145	0
Due to Related Parties	32,047	33,954
Subscription Deposits	0	33,150
Line of Credit	18,935	33,139
Total Current Liabilities	146,848	211,155

Long Term Liabilities
Note Payable to President	0	3,436
Notes Payable to Related Parties	49,950	74,596
Capital Lease Obligation-Equipment	7,788	7,783
Total Long Term Liabilities	57,738	85,815

Stockholders' Equity
Preferred Stock ($0.001 par value, 20,000,000 shares
authorized, 0 and 0 shares issued and outstanding)	0	0
Common Stock ($0.001 par value, 50,000,000 shares
authorized, 5,429,000 and 5,000,000 shares issued and outstanding)	5,429	5,000
Paid in Capital	265,563	51,492
Retained Earnings (Deficit)	(235,047)	(192,894)
Total Stockholders' Equity (Deficit)	35,945	(136,402)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$240,531	$160,568

The accompanying notes are an integral part of these financial statements.

SURFACE COATINGS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

REVENUES	$603,517	$593,949
COST OF GOODS SOLD	295,631	337,477
GROSS PROFIT	307,886	256,472

OPERATING EXPENSES
Advertising Expense	31,104	29,905
Depreciation Expense	4,305	2,109
General and Administrative	307,749	268,695
TOTAL OPERATING EXPENSES	343,158	300,709

NET OPERATING INCOME (LOSS)	(35,272)	(44,237)

OTHER INCOME /(EXPENSE)
Loss on Sale of Assets	(133)	0
Interest Expense	(6,748)	(9,316)
TOTAL OTHER INCOME (EXPENSE)	(6,881)	(9,316)

INCOME TAXES
Provision (Benefit) for Income Taxes	0	0

NET (LOSS)	(42,153)	(53,553)

Earnings Per Share, Basic and Diluted
Weighted Average of Shares Outstanding	5,168,736	5,000,000
Income (Loss) Attributable to Common Shareholders	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SURFACE COATINGS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

						Retained
	Preferred Stock		Common Stock		Paid in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals

Shareholders' Equity, January 1, 2008	0	$0	5,000,000	$5,000	$51,492	$(139,341)	$(82,849)

Net Loss						(53,553)	(53,553)

Shareholders' Equity, December 31, 2008	0	$0	5,000,000	$5,000	$51,492	$(192,894)	$(136,402)

Shares issued for Cash			429,000	429	214,071		214,500

Net Loss						(42,153)	(42,153)

Shareholders' Equity, December 31, 2009	0	$0	5,429,000	$5,429	$265,563	$(235,047)	$35,945

The accompanying notes are an integral part of these financial statements.

SURFACE COATINGS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(42,153)	$(53,553)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,305	2,109
Loss of Sale of Fixed Assets	134	0
Increase (Decrease) in Allowance for Sales Returns	(1,640)	1,000
(Increase) Decrease in Accounts Receivable	9,983	(17,465)
(Increase) Decrease in Inventory	6,291	(28,459)
(Increase) Decrease in Prepaid Expenses	1,000	(1,000)
Increase in Overdraft	0	16,892
Increase (Decrease) in Accounts Payable	(8,591)	10,486
Increase in Accrued Expenses	5,492	33,164
Increase (Decrease) in Due to Related Parties	(1,907)	7,000
Increase (Decrease) in Line of Credit	(14,204)	11,184
Net Cash (Used) by Operating Activities	(41,290)	(18,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	1,800	0
Purchase of Fixed Assets	0	(18,082)
Net Cash Provided (Used) by Investing Activities	1,800	(18,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received for Subscription Deposits	0	33,150
Subscription Deposits Converted to Common Stock	(33,150)	0
Payments on Capitalized Lease Obligation-Equipment	(3,331)	0
Proceeds from Capitalized Lease Obligation - Equipment	0	11,119
Proceeds from Sale of Common Stock	214,500	0
Payments on Note Payable from Shareholder	(28,716)	(10,703)
Proceeds from Note from Related Parties	0	32,635
Payments on Note Payable from Related Parties	(7,977)	0
Net Cash Provided by Financing Activities	141,326	66,201

NET INCREASE IN CASH
AND CASH EQUIVALENTS	101,836	29,477

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,123	3,646

CASH AND CASH EQUIVALENTS AT END OF YEAR	$134,959	$33,123

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Year for Interest Expense	$6,748	$9,316

The accompanying notes are an integral part of these financial statements.

SURFACE COATINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Surface Coatings, Inc. (“Surface Coatings”, the “Company”) is the parent company of Surface Armor, LLC, (“Surface Armor”) a company incorporated under the laws of the State of Texas on July 19, 2005.  The Company operates as a converter and distributor of temporary surface protection tapes, mainly to the manufacturing and construction industries and for the past four years has been developing its business. The Company is located in Texas and sells its product locally as a distributor and throughout the U.S. over the internet.

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on October 14, 2008.  Since then the Company has filed a post effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  As of December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

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

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries are consolidated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Advertising

The Company’s advertising expenses were $31,104 and $29,905 for the years ended December 31, 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 10 for a discussion of new accounting pronouncements.

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Disclosures About Fair Value of Financial  Instruments”),  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition” (formerly Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements").     Revenue will be recognized only when all of the following criteria have been met:

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $5,900 and $12,000 for the years ended December 31, 2009 and 2008 respectively.   In accordance with ASC 605 (formally SFAS No. 48, "Revenue Recognition when Right of Return Exists"), revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of December 31, 2009 and 2008, the allowance for estimated returns was $2,110 and $3,750 respectively.

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

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is equal to earnings per share (basic).

Comprehensive Income:

ASC 220 “Comprehensive Income” (formerly SFAS No. 130), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended December 31, 2009 and 2008, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.

NOTE 2 – FIXED ASSETS

Fixed Assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Property & Equipment	$18,327	$21,470
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(6,341)	(3,245)
Total Fixed Assets	$13,392	$19,631

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $4,305 and $2,109 for the twelve months ended December 31, 2009 and 2008 respectively.

During the first quarter of 2009, the Company disposed of an asset with a cost basis of $2,000 and recognized a loss on the sale of the asset of $133.

At December 31, 2009, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $7,788.  At December 31, 2009, capitalized interest associated with the lease was $2,664.

NOTE 3 – DUE TO RELATED PARTIES

As of December 31, 2009 and 2008, the Company owed $32,047 and $33,954, respectively, in accounts payable to a minority shareholder.   There were no specified terms attached to the advances, and would be repaid when the Company has the available cash to do so.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

As of December 31, 2009, the Company owed the following amounts under a note agreement with the Company’s president, who is also a shareholder:

	2009	2008
Current Portion	$3,145	$11,533
Long-Term Debt	0	3,436
Total	$3,145	$14,969

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months.   The total amount owed at December 31, 2009 was $3,145, all of which is due during the next twelve months.

Notes Payable to Related Parties:

As of December 31, 2008, the Company owed $74,596 under two note agreements with Trinity Heritage Construction, L.L.C (“Trinity”), a related party:

•	$54,596 was advanced from Trinity to fund operations (“Trinity Operations Note”). This original note had an interest rate of 10% and was due in full on March 1, 2010.

•	$20,000 was borrowed from Trinity in 2005 and 2006 as start-up capital (“Trinity Advance Note”). This original note had an interest of 10% and was due in full on March 1, 2010.

On July 31, 2009, the Company, its former Vice President and Director, John Donahue, and Trinity (of which Mr. Donahue is an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.   As of December 31, 2009 the balance on the note was $66,619 with $16,669 classified as short-term, as it is due within one year.

NOTE 5 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  This LOC has a $30,000 credit limit, and bears an interest rate of 12.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.  As of December 31, 2009 and 2008, the amount outstanding under this line of credit was $18,935 and $33,139 respectively.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes”, (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which supplemented SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”)), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized be recorded directly to retained earnings and reported as a change in accounting principle.

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2009 and 2008 are as follows:

Deferred Tax Asset Related To:

	2009	2008

Prior Year	$65,584	$47,376
Tax Benefit for Current Year	14,332	18,208
Total Deferred Tax Asset	79,916	65,584
Less: Valuation Allowance	(79,916)	(65,584)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $235,000 at December 31, 2009, and will expire in the years 2025 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases a 7,500 square foot office and warehouse facility in Rockwall, Texas.  The Company signed a five year lease in November 2009 at a rate of $2,250 per month.    The Company has no other lease obligations.    The Company’s future lease obligation is as follows:

Year	Future lease obligation

2010	$27,000
2011	27,000
2012	27,000
2013	27,000
2014	24,750
TOTAL	$132,750

NOTE 8 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares outstanding as of December 31, 2009 and 2008.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,000,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively.

On June 29, 2009, the Company’s post-effective amendment to the registration statement which became effective in October, 2008, became effective.   As of December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2009 totaling $235,047 and has negative working capital of $83,435.  Because of this accumulated deficit, the Company may require additional working capital to develop its business operations.

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

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

In 2009, the FASB issued the following guidance:

 SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, which be effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, which will be effective for the Company as of January 1, 2010.

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

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.

NOTE 11 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 24, 2010, which is the date the financial statements were issued.  No reportable subsequent events were noted.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 157), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

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

As of December 31, 2009, the Company had no instruments with Level 1 or Level 2 inputs.

The Company had notes payable to shareholders and related parties totaling $69,764 at December 31, 2009, which are valued using Level 3 inputs.   Due to the short maturity of these obligations (one less than one year, the other less than five years), the carrying value of these notes approximates the fair value in all material respects.

As of December 31, 2009, the Company did not have any other financial instruments.