Form 10-Q
period 2010-03-31
SURFACE COATINGS, INC.
filed 2010-05-10
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-145831

SURFACE COATINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8611799
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2007 Industrial Blvd., Suite A, Rockwall, Texas 75087
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

As of  May 10, 2010, there were 5,429,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	16

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Default upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SURFACE COATINGS, INC. Consolidated Balance Sheets As of March 31, 2010 and December 31, 2009

	As of March 31, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$93,972	$134,959
Accounts Receivable (Net of Allowance for Doubtful Accounts of $2,655 and $5,905)	47,778	38,604
Allowances for Estimated Returns	(1,575)	(2,110)
Inventory	68,457	55,686
Total Current Assets	208,632	227,139
Fixed Assets:
Machinery and Equipment	18,042	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(7,132)	(6,341)
Total Fixed Assets	12,316	13,392

Total Assets	$220,948	$240,531

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$40,735	$16,647
Accrued Expenses	60,528	59,405
Due to Related Parties	22,047	32,047
Current Portion of Note Payable to Shareholder	13,528	16,669
Current Portion of Note Payable to President	0	3,145
Current Portion of Capital Lease Obligation	3,336	0
Line-of-Credit	21,384	18,935
Total Current Liabilities	161,558	146,848
Long-Term Liabilities
Capital Lease Obligation - Equipment	3,618	7,788
Notes Payable to Related Parties	49,830	49,950
Total Long-Term Liabilities	53,448	57,738
Total Liabilities	215,006	204,586
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,429,000 shares issued and outstanding, respectively	5,429	5,429
Paid In Capital	265,563	265,563
Retained Earnings (Deficit)	(265,050)	(235,047)
Total Stockholders’ Equity	5,942	35,945
Total Liabilities and Stockholders’ Equity	$220,948	$240,531

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenue	$135,399		$153,529
Cost of Sales	70,191		82,410
Gross Profit	65,208		71,119

Operating Expenses:
Depreciation Expense	1,076		1,076
Advertising Expense	12,627		6,376
General and Administrative	80,508		65,123
Total Operating Expenses	94,211		72,575

Net Operating Income (Loss)	(29,003)		(1,456)

Other Income (Expense)
Interest Income	0		0
Loss on Sale of Asset	0		(133)
Interest Expense	(1,000)		(1,929)
Total Other Income (Expense)	(1,000)		(2,062)

Net (Loss)	$(30,003)		$(3,518)

Basic and Diluted Earnings (Loss) per share	$(0.01)	$	(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,429,000		5,000,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Three Months Ended March 31, 2010 (Unaudited) and the Year Ended December 31, 2009 (Audited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

Stockholders’ Equity, December 31, 2008	5,000,000	$5,000	$51,492	$(192,894)	$(136,402)
Shares Issued for Cash	429,000	429	214,071		214,500
Net Loss				(42,153)	(42,153)

Stockholders’ Equity, December 31, 2009	5,429,000	$5,429	$265,563	$(235,047)	$35,945

Net Loss				(30,003)	(30,003)

Stockholders’ Equity, March 31, 2010	5,429,000	$5,429	$265,563	$(265,050)	$5,942

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(30,003)	$(3,518)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	1,076	1,076
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(9,174)	15,456
(Increase) in Inventory	(12,771)	(7,483)
(Increase) Decrease in Other Assets	(535)	1,001
Increase in Accounts Payable	24,088	12,024
(Decrease) in Overdraft	0	(16,892)
Increase in Accrued Expenses	1,123	8,584
Increase (Decrease) in Line-of-Credit	2,449	(7,160)
CASH FLOWS PROVIDED BY (USED) IN OPERATING ACTIVITIES	(23,747)	3,088

CASH FLOWS USED IN INVESTING ACTIVITIES
Sale of Fixed Assets	0	1,800
Loss on Sale of Fixed Asset	0	133
CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES	0	1,933

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	(3,145)	(2,847)
Release of Subscription Deposits	0	20,900
Capitalized Lease Commitment	(834)	(829)
Note from Related Party	0	20,858
Payments on Note to Related Party	(13,261)	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(17,240)	38,082

NET INCREASE IN CASH	(40,987)	43,103

Cash, beginning of period	134,959	33,123
Cash, end of period	$93,972	$76,226

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,000	$1,929
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements March 31, 2010 (Unaudited)

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  As of March 31, 2010 and December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company operates on a calendar year-end.  Due to the nature of their operations, the Company operates in only one business segment.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the on Form S-1/A that was effective on October 14, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 and should be read in conjunction with the Company’s Form 10-K filing for 2009.

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $1,574 for the quarter ended March 31, 2010 and $1,584 for the three months ended March 31, 2009.   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of March 31, 2010, the allowance for estimated returns was $1,575.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $12,627 and $6,376 in advertising costs for the three months ended March 31, 2010 and 2009.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130, "Reporting Comprehensive Income"), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2010 and 2009, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

Reclassification:

Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation.  These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

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

NOTE 2 – FIXED ASSETS

Fixed Assets at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Property & Equipment	$18,042	$18,327
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(7,132)	(6,341)
Total Fixed Assets	$12,316	$13,392

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $1,076 and $1,076 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $6,954.  At March 31, 2010, capitalized interest associated with the lease was $2,379.

NOTE 3 – DUE TO RELATED PARTIES

The Company had $22,047 and $32,047 due to a minority shareholder as of March 31, 2010 and December 31, 2009:

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at March 31, 2010 was $0 and at December 31, 2009 was $3,145.

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

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At March 31, 2010 the balance on the note was $63,358 with $13,528 classified as short-term as it is due within one year.  The current portion as of December 31, 2009 was $16,669.

NOTE 5 – CAPITAL LEASE OBLIGATION

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at March 31, 2010 and December 31, 2009 was $6,954 and $7,788 respectively, of which $3,336 is due during the next 12 months and is classified as a current liability. At March 31, 2010, capitalized interest associated with the lease was $957 and is included in fixed assets.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $30,000 credit limit, and bears an interest rate of 12.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of March 31, 2010 and December 31, 2009, the amounts outstanding under this line of credit were $21,384 and $18,935, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares outstanding as of March 31, 2010 and December 31, 2009.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,429,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.

On June 29, 2009 the Company’s post-effective amendment, to the registration statement which became effective in October, 2008, became effective.  As of March 31, 2010, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases a 7,500 square foot office and warehouse facility in Rockwall, Texas.  The Company signed a five year lease in November 2009 at a rate of $2,250 per month.    The Company has no other lease obligations.    The Company’s future lease obligations are as follows:

Future Obligation
2010	$20,250
2011	27,000
2012	27,000
2013	27,000
2014	24,750
Total	$126,000

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2010 and December 31, 2009 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2010	2009
Prior Year	$79,916	65,584
Tax Benefit for Current Period	7,501	14,332
Net Operating Loss Carryforward	$87,417	$79,916
Less: Valuation Allowance	(87,417)	(79,916)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $246,630 at March 31, 2010 and $232,970 at December 31, 2009, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2010 totaling $265,050 and had working capital of $50,410.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

Recently, the FASB issued the following guidance:

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

NOTE 12 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 10, 2010, which is the date the financial statements were issued. Two reportable events were noted:

•	A Form 8-K was filed on April 1, 2010 announcing the appointment of Jeannie Pietrykowski as Vice-President and Treasurer.
•
An agreement was signed on March 31, 2010, with an effective date of April 9, 2010, where the Company borrowed $15,000 from a third party, bearing interest of 1.5% per month, a transaction fee of 3%, and due in four months (August 7, 2010).  The total interest and fees associated with this loan are $1,350 all payable on August 7, 2010.

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

The first quarter of 2010 has been challenging as the slow construction market is impacting our revenue.  We have made a tactical decision to advertise more in news print and on web banners.  We believe that this effort has aided us in generating additional business that otherwise would not be in our results.

RESULTS FOR THE QUARTER ENDED March 31, 2010

Our quarter ended on March 31, 2010.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2010, was $135,399 compared to $153,529 for the period ended March 31, 2009.  The decrease of $18,130 was due to slow construction market and the colder and wetter than normal winter in North Texas.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2010 was $65,208 compared to $71,119 for the three month period ended March 31, 2009.   Margins improved in the quarter ended March 31, 2010 versus the same period in 2009 from 46% to 48%.  This improvement of 3% is attributable to product mix (higher margin products) and optimal order sizing (larger order sized resulting in less waste) plus improved inventory management resulting in lower waste and write-offs.

OPERATING EXPENSES. Total operating expenses, for the three months ended March 31, 2010, were $93,134 compared to expenses for the period ended March 31, 2009 of $71,499.   The increase in cost in the three month period ended March 31, 2010 of $21,636 is due to increased advertising of $6,000, Payroll of $9,000 and a one-time expense for CUSIP registration of $7,500.  This was partially off-set by savings in admin facility expenses.  The above expenses do not include depreciation which was $1,076 the three months ended March 31, 2010 and 2009.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2010 was $30,003 compared to the a net loss for the period ended March 31, 2009 of $3,518.   The volume reduction impacted the loss $8,300 and the higher operating expenses of $20,600 cmbined for a total unfavorable impact of $28,900.  This was partially off-set by the improved margins of $2,400 resulting in a net unfavorable impacat of $26,500.

LIQUIDITY AND CAPITAL RESOURCES. Surface Coatings filed on Form S-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in October 14, 2008, and the post-effective amendment became effective on June 29, 2009.  Through March 31, 2010 and December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows.  When this is not plausible the Company looks to shareholder advances, and if necessary, related party advances. Net Cash from Operating Activities for the three months ended March 31, 2010 was negative about $23,750.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of March 31, 2010 the Company owes $6,954.

With the limited operating history of our Company and the strong growth recorded in 2008 and the recession in 2009 we have not been able to track true seasonal trends.  We expect our  business to trend with the construction market which typically sees improvements in the second and third quarters.

 We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.  Our equity structure will change with the continued sale of stock under the registration statement at $.50 per share.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by $29,900 to $50,400 from December 31, 2009 to March 31, 2010.  This decrease is mainly attributable to a decrease in cash of $$41,000.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $30,000 due to the net loss for the quarter.

Employees

At March 31, 2010, the Company had four employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive and Chief Financial Officer as of March 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None: There were no Form 8-K’s filed in the three months ending March 31, 2010.  A Form 8-K was filed on April 1, 2010 announcing the appointment of Jeannie Pietrykowski as Vice-President and Treasurer.

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

Date: May 10, 2010