Form 10-Q
period 2010-06-30
SURFACE COATINGS, INC.
filed 2010-08-13
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 11, 2010, there were 5,429,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	16

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Default upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SURFACE COATINGS, INC. Consolidated Balance Sheets As of June 30, 2010 and December 31, 2009

	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$115,715	$134,959
Accounts Receivable (Net of Allowance for Doubtful Accounts of $7,810 and $5,905)	61,019	38,604
Allowances for Estimated Returns	(3,737)	(2,110)
Inventory	57,992	55,686
Total Current Assets	230,989	227,139
Fixed Assets:
Machinery and Equipment	18,327	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(8,493)	(6,341)
Total Fixed Assets	11,240	13,392

Total Assets	$242,229	$240,531

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$42,332	$16,647
Accrued Expenses	67,228	59,405
Due to Related Parties	37,947	32,047
Current Portion of Note Payable to Shareholder	13,727	16,669
Current Portion of Note Payable to President	0	3,145
Current Portion of Capital Lease Obligation	3,336	0
Line-of-Credit	23,798	18,935
Total Current Liabilities	188,368	146,848
Long-Term Liabilities
Capital Lease Obligation - Equipment	2,784	7,788
Notes Payable to Related Parties	46,317	49,950
Total Long-Term Liabilities	49,101	57,738
Total Liabilities	237,469	204,586
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,429,000 shares issued and outstanding, respectively	5,429	5,429
Paid In Capital	265,563	265,563
Accumulated Deficit	(266,232)	(235,047)
Total Stockholders’ Equity	4,760	35,945
Total Liabilities and Stockholders’ Equity	$242,229	$240,531

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Revenue	$176,926		$161,710	$312,325	$315,239
Cost of Sales	101,782		72,709	171,973	155,119
Gross Profit	75,144		89,001	140,352	160,120
Operating Expenses:
Depreciation Expense	1,075		1,076	2,152	2,152
Advertising Expense	7,303		6,220	19,930	12,596
General and Administrative	66,135		73,254	146,642	138,377
Total Operating Expenses	74,153		80,550	168,724	153,125

Net Operating Income (Loss)	631		8,451	(28,372)	6,995

Other Income (Expense)
Loss on Sale of Asset	0			0	(133)
Interest Expense	(1,813)		(1,879)	(2,813)	(3,808)
Total Other Income (Expense)	(1,813)		(1,879)	(2,813)	(3,941)

Net Income (Loss)	$(1,182)		$6,572	$(31,185)	$3,054

Basic and Diluted Earnings (Loss) per share	$(0.00)	$	(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,429,000		5,001,825	5,429,000	5,000,918

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Six Months Ended June 30, 2010 (Unaudited) and the Year Ended December 31, 2009 (Audited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

Stockholders’ Equity, December 31, 2008	5,000,000	$5,000	$51,492	$(192,894)	$(136,402)
Shares Issued for Cash	429,000	429	214,071		214,500
Net (Loss)				(42,153)	(42,153)

Stockholders’ Equity, December 31, 2009	5,429,000	$5,429	$265,563	$(235,047)	$35,945

Net (Loss)				(31,185)	(31,185)

Stockholders’ Equity, June 30, 2010	5,429,000	$5,429	$265,563	$(266,232)	$4,760

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(31,185)	$3,054

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	2,152	2,152
Bad Debt Expense	1,905	0
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(24,320)	5,854
(Increase) in Inventory	(2,306)	(11,044)
Decrease in Other Assets	1,627	3,258
Increase in Accounts Payable	25,685	17,934
(Decrease) in Overdraft	0	(16,892)
Increase in Accrued Expenses	7,823	15,265
Increase in Due to Related Parties	5,900	0
Increase (Decrease) in Line-of-Credit	4,863	(8,387)
CASH FLOWS PROVIDED BY (USED) IN OPERATING ACTIVITIES	(7,856)	11,194

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	0	1,800
Loss on Sale of Fixed Asset	0	(133)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	1,667

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	(3,145)	(5,665)
Release of Subscription Deposits	0	49,900
Capitalized Lease Commitment	(1,668)	0
Proceeds from Note from President	0	6,473
Payments on Note to President	(2,942)	0
Payments on Note to Related Parties	(3,633)	(1,764)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,388)	48,944

NET INCREASE IN CASH	(19,244)	61,805

Cash, beginning of period	134,959	33,123
Cash, end of period	$115,715	$94,928

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,813	$3,808
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements June 30, 2010 (Unaudited)

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  As of June 30, 2010 and December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $3,737 and $3,297 for the three months ended June 30, 2010 and 2009, respectively, and $5,311 and $4,881 for the six months ended June 30, 2010 and 2009, respectively.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of June 30, 2010, the allowance for estimated returns was $3,737.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $7,303 and $6,220 in advertising costs for the three months ended June 30, 2010 and 2009, and $19,930 and $12,596 for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130, "Reporting Comprehensive Income"), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2010 and 2009, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

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

NOTE 2 – FIXED ASSETS

Fixed Assets at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Property & Equipment	$18,327	$18,327
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(8,493)	(6,341)
Total Fixed Assets	$11,240	$13,392

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $791 for the three months ended June 30, 2010 and 2009; and $1,582 for the six months ended June 30, 2010 and 2009.  Capitalized lease amortization expense for the three months ended June 30 2010 and 2009 was $285 and was $570 for the six months ended June 30, 2010 and 2009.

At June 30, 2010, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $6,120.  At June 30, 2010, capitalized interest associated with the lease was $2,094.

NOTE 3 – DUE TO RELATED PARTIES

The Company had $37,947 and $32,047 due to a minority shareholder as of June 30, 2010 and December 31, 2009.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at June 30, 2010 was $0 and at December 31, 2009 was $3,145.

Notes Payable to Related Parties:

As of December 31, 2008, the Company owed $74,596 under two note agreements with Trinity Heritage Construction, L.L.C (“Trinity”), a related party:

●	$54,596 was advanced from Trinity to fund operations (“Trinity Operations Note”). This note had an interest rate of 10% and was due in full on March 1, 2010.

●	$20,000 was borrowed from Trinity in 2005 and 2006 as start-up capital (“Trinity Advance Note”). This note had an interest of 10% and was due in full on March 1, 2010.

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At June 30, 2010 the balance on the note was $60,044 with $13,727 classified as short-term as it is due within one year.  The current portion as of December 31, 2009 was $16,669.

NOTE 5 – CAPITAL LEASE OBLIGATION

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at June 30, 2010 and December 31, 2009 was $6,120 and $7,788 respectively, of which $3,336 is due during the next 12 months and is classified as a current liability. At June 30, 2010, capitalized interest associated with the lease was $2,094 and is included in fixed assets.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $36,000 credit limit, and bears an interest rate of 7.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of June 30, 2010 and December 31, 2009, the amounts outstanding under this line of credit were $23,798 and $18,935, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares outstanding as of June 30, 2010 and December 31, 2009.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,429,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.

On June 29, 2009 the Company’s post-effective amendment, to the registration statement which became effective in October, 2008, became effective.  As of June 30, 2010, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases a 7,500 square foot office and warehouse facility in Rockwall, Texas.  The Company signed a five year lease in November 2009 at a rate of $2,250 per month.    The Company has no other lease obligations.    The Company’s future lease obligations are as follows:

Future Obligation
2010	$13,500
2011	27,000
2012	27,000
2013	27,000
2014	24,750
Total	$119.250

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2010 and December 31, 2009 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2010	2009
Prior Year	$79,916	65,584
Tax Benefit for Current Period	7,796	14,332
Net Operating Loss Carryforward	$87,712	$79,916
Less: Valuation Allowance	(87,712)	(79,916)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $264,155 at June 30, 2010 and $232,970 at December 31, 2009, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2010 totaling $266,232 and had working capital of $42,621.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

In 2010, the FASB issued the following guidance:

Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).

ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 11, 2010, which is the date the financial statements were issued. No reportable events were noted.

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

The first six months of 2010 have been challenging as the cold, wet weather in the fiscal first quarter negatively impacted revenue.  In the second fiscal quarter, including a record month in June, we experienced improved revenues and trend lines .  We have made a tactical decision to advertise more in news print and on web banners.  We believe that this effort has aided us in generating additional business that otherwise would not be in our results.

RESULTS FOR THE QUARTER ENDED June 30, 2010

Our quarter ended on June 30, 2010.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2010, was $176,926 compared to $161,710 for the period ended June 30, 2009.  The increase of $15,216 was due to the rebounding of the construction market in the second quarter of 2010.

Revenue for the six months ended June 30, 2010, was $312,325 compared to $315,239 for the period ended June 30, 2009.  The decrease is due to the cold winter North Texas experienced in the fiscal first quarter of 2010.  In the second fiscal quarter the construction market rebounded from a dismal first quarter.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2010 was $75,144 compared to $89,001 for the three month period ended June 30, 2009.  Gross profit for the three months ended June 30, 2010 was $140,352 compared to $160,120 for the three month period ended June 30, 2009.  Margins decreased in the quarter ended June 30, 2010 versus the same period in 2009 from 55% to 43% and in the six months ended June 30, 2010 versus 2009, from 51% to 45%.  This decrease of 12% (3 months) and 6% (6 months) is attributable to product mix and less economical order sizes.

OPERATING EXPENSES. Total operating expenses, for the three months ended June 30, 2010, were $73,438 compared to expenses for the period ended June 30, 2009 of $79,474.   The decrease in cost in the three month period ended June 30, 2010 of $6,036 is due to the CUSIP filing fees in 2009 of $7,500, this was partially off-set by reduced merchant fees.  The above expenses do not include depreciation which was $1,075 and $1,076 for the three months ended June 30, 2010 and 2009, respectively.

Total operating expenses, for the six months ended June 30, 2010, were $166,572 compared to expenses for the period ended June 30, 2009 of $150,973.  The increase is cost of $15,599 is due to increased payroll, advertising, rent and merchant fees; these increases were partially off-set by a decrease in travel and professional fees.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2010 was $1,182 compared to net income for the period ended June 30, 2009 of $6,572.   The reduction of $7,754 is due to product mix ($8,300) and increased operating expenses (about $6,000), off-set partially by increased volume ($6,500).

Net loss for the six months ended June 30, 2010 was $31,185 compared to net income for the six ended June 30, 2009 of $3,054.  The reduction of $34,239 is due to product mix ($18,600) and increased operating expenses (about $15,600).

LIQUIDITY AND CAPITAL RESOURCES. Surface Coatings filed on Form S-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in October 14, 2008, and the post-effective amendment became effective on June 29, 2009.  The offering was closed in 2009 and through  December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows.  When this is not plausible the Company looks to shareholder advances, and if necessary, related party advances. Net Cash from Operating Activities for the six months ended June 30, 2010 was negative about $13,800.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of June 30, 2010 the Company owes $6,120.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by $37,670 to $42,621 from December 31, 2009 to June 30, 2010.  This decrease is mainly attributable to a decrease in cash of $19,200 and a new short-term working capital note of $15,000.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $31,200 due to the net loss for the quarter.

Employees

At June 30, 2010, the Company had four employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2010, our Chief Executive and Chief Financial Officer as of June 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)     A Form 8-K was filed on April 1, 2010 announcing the appointment of Jeannie Pietrykowski as Vice-President and Treasurer.

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

Date: August 13, 2010