Form 10-Q
period 2010-09-30
SURFACE COATINGS, INC.
filed 2010-11-12
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, there were 5,429,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	16

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Default upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SURFACE COATINGS, INC. Consolidated Balance Sheets As of September 30, 2010 and December 31, 2009

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$69,478	$134,959
Accounts Receivable (Net of Allowance for Doubtful Accounts of $7,220 and $5,905)	133,181	38,604
Allowance for Estimated Returns	(2,655)	(2,110)
Prepaid Expenses	2,314	0
Inventory	61,144	55,686
Total Current Assets	263,462	227,139
Fixed Assets:
Machinery and Equipment	18,327	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(9,569)	(6,341)
Total Fixed Assets	10,164	13,392

Total Assets	$273,626	$240,531

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$63,120	$16,647
Accrued Expenses	91,006	59,405
Due to Related Parties	22,047	32,047
Current Portion of Note Payable to Shareholder	13,928	16,669
Current Portion of Note Payable to President	0	3,145
Current Portion of Capital Lease Obligation	3,336	0
Line-of-Credit	26,226	18,935
Total Current Liabilities	219,663	146,848
Long-Term Liabilities
Capital Lease Obligation - Equipment	5,286	7,788
Notes Payable to Related Parties (net of current portion)	39,407	49,950
Total Long-Term Liabilities	44,693	57,738
Total Liabilities	264,356	204,586
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,429,000 shares issued and outstanding, respectively	5,429	5,429
Paid In Capital	265,563	265,563
Accumulated Deficit	(261,722)	(235,047)
Total Stockholders’ Equity	9,270	35,945
Total Liabilities and Stockholders’ Equity	$273,626	$240,531

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009
Revenue	$282,723		$144,853	$595,048	$460,092
Cost of Sales	178,789		73,576	350,762	228,695
Gross Profit	103,934		71,277	244,286	231,397
Operating Expenses:
Depreciation Expense	1,078		1,075	3,230	3,227
Advertising Expense	8,168		9,444	28,098	22,040
General and Administrative	88,880		65,816	235,522	204,193
Total Operating Expenses	98,126		76,335	266,850	229,460

Net Operating Income (Loss)	5,808		(5,058)	(22,564)	1,937

Other Income (Expense)
Loss on Sale of Asset	0			0	(133)
Interest Expense	(1,298)		(1,918)	(4,111)	(5,726)
Total Other Income (Expense)	(1,298)		(1,918)	(4,111)	(5,859)

Net Income (Loss)	$4,510		$(6,976)	$(26,675)	$(3,922)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$	(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,429,000		5,236,544	5,429,000	5,081,028

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Nine Months Ended September 30, 2010 (Unaudited) and the Year Ended December 31, 2009 (Audited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

Stockholders’ Equity, December 31, 2008	5,000,000	$5,000	$51,492	$(192,894)	$(136,402)
Shares Issued for Cash	429,000	429	214,071		214,500
Net (Loss)				(42,153)	(42,153)

Stockholders’ Equity, December 31, 2009	5,429,000	$5,429	$265,563	$(235,047)	$35,945

Net (Loss)				(26,675)	(26,675)

Stockholders’ Equity, September 30, 2010	5,429,000	$5,429	$265,563	$(261,722)	$9,270

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Nine months ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(26,675)	$(3,922)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	3,228	3,227
Bad Debt Expense	4,920	0
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(99,497)	5,231
(Increase) in Inventory	(5,458)	(7,226)
(Increase) Decrease in Other Assets	(1,769)	1,818
Increase in Accounts Payable	46,473	10,728
(Decrease) in Overdraft	0	(16,892)
Increase in Accrued Expenses	31,601	6,772
Increase (Decrease) in Line-of-Credit	7,291	(3,430)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(39,886)	(3,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	0	1,800
Loss on Sale of Fixed Asset	0	(133)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	1,667

CASH FLOWS FROM FINANCING ACTIVITIES
Release of Subscription Deposit	0	(34,150)
Payments on Shareholder Note	(3,145)	(8,757)
Proceeds from Sale of Stock		214,500
Capitalized Lease Commitment	(2,502)	0
Payments on Note to President	0	(2,497)
Payments on Note to Related Parties	(19,948)	2,712
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(25,595)	171,808

NET INCREASE IN CASH	(65,481)	169,781

Cash, beginning of period	134,959	33,123
Cash, end of period	$69,478	$202,904

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,111	$5,726
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements September 30, 2010 (Unaudited)

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  As of September 30, 2010 and December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $2,655 and $981 for the three months ended September 30, 2010 and 2009, respectively, and $7,966 and $4,278 for the Nine months ended September 30, 2010 and 2009, respectively.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of September 30, 2010, the allowance for estimated returns was $2,655.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $8,168 and $9,444 in advertising costs for the three months ended September 30, 2010 and 2009, and $28,098 and $22,040 for the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130, "Reporting Comprehensive Income"), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2010 and 2009, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

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

NOTE 2 – FIXED ASSETS

Fixed Assets at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Property & Equipment	$18,327	$18,327
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(9,569)	(6,341)
Total Fixed Assets	$10,164	$13,392

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $791 for the three months ended September 30, 2010 and 2009; and $3,230 and $3,227 for the nine months ended September 30, 2010 and 2009.  Capitalized lease amortization expense for the three months ended September 30, 2010 and 2009 was $286 and $857 for the nine months ended September 30, 2010 and 2009.

At September 30, 2010, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $5,286.  At September 30, 2010, capitalized interest associated with the lease was $1,808.

NOTE 3 – DUE TO RELATED PARTIES

The Company had $22,047 and $32,047 due to a minority shareholder as of September 30, 2010 and December 31, 2009.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at September 30, 2010 was $0 and at December 31, 2009 was $3,145.

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

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At September 30, 2010 the balance on the note was $53,335 with $13,928 classified as short-term as it is due within one year.  The current portion as of December 31, 2009 was $16,669.

NOTE 5 – CAPITAL LEASE OBLIGATION

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at September 30, 2010 and December 31, 2009 was $5,286 and $7,788 respectively, of which $3,336 is due during the next 12 months and is classified as a current liability. At September 30, 2010, capitalized interest associated with the lease was $1,808 and is included in fixed assets.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $36,000 credit limit, and bears an interest rate of 7.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of September 30, 2010 and December 31, 2009, the amounts outstanding under this line of credit were $26,226 and $18,935, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares outstanding as of September 30, 2010 and December 31, 2009.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,429,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.

On June 29, 2009 the Company’s post-effective amendment, to the registration statement which became effective in October, 2008, became effective.  As of September 30, 2010, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases a 7,500 square foot office and warehouse facility in Rockwall, Texas.  The Company signed a five year lease in November 2009 at a rate of $2,250 per month.    The Company has no other lease obligations.    The Company’s future lease obligations are as follows:

Future Obligation
2010	$6,750
2011	27,000
2012	27,000
2013	27,000
2014	24,750
Total	$112,500

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2010 and December 31, 2009 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2010	2009
Prior Year	$79,916	65,584
Tax Benefit for Current Period	6,669	14,332
Net Operating Loss Carryforward	$86,585	$79,916
Less: Valuation Allowance	(86,585)	(79,916)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $259,645 at September 30, 2010 and $232,970 at December 31, 2009, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2010 totaling $261,722 and had working capital of $43,799.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently, the FASB issued the following guidance:

Recently Adopted Accounting Guidance

On January 1, 2010, the Company adopted Accounting Standard Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company  does not have a program to transfer financial assets; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Company does not have variable interest entities; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

Accounting Guidance Issued But Not Adopted as of September 30, 2010

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company is currently evaluating the impact of adopting the guidance.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 12, 2010, which is the date the financial statements were issued. No reportable events were noted.

In September 2010 the Company incurred a loss of $13,028 related to a fraudulent credit card scheme.  The Company completed a number of sales transactions in September and in October learned that the cards were stolen.  The Company booked a provision of $13,028 to cover the loss of revenue/product it incurred under the fraudulent scheme

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The first nine months of 2010 have been challenging as the cold, wet weather in the fiscal first quarter negatively impacted revenue.  In the second fiscal quarter, including a record month in June, we experienced improved revenues and trend lines.  In the second fiscal quarter we saw a significant increase due to the construction industry building inventory and our improved marketing. We have made a tactical decision to advertise more in news print and on web banners.  We believe that this effort has aided us in generating additional business that otherwise would not be in our results.

RESULTS FOR THE QUARTER ENDED September 30, 2010

Our quarter ended on September 30, 2010.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2010, was $282,723 compared to $144,853 for the period ended September 30, 2009.  The increase of $137,870 was due to the continuation of the rebounding of the construction market in the third quarter of 2010 (plus customers are also building inventory) and our marketing efforts

Revenue for the nine months ended September 30, 2010, was $595,048 compared to $460,092 for the period ended September 30, 2009.  The increase is due to the strong fiscal third quarter.  The fiscal first quarter was down due to the cold winter North Texas.  In the second fiscal quarter the construction market rebounded from a dismal first quarter.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2010 was $103,934 compared to $71,277 for the three month period ended September 30, 2009.  Margins decreased in the quarter ended September 30, 2010 versus the same period in 2009 from 49% to 37% and in the nine months ended September 30, 2010 versus 2009, from 50% to 41%.  This decrease of 12% (3 months) and 9% (6 months) is attributable to product mix and less economical order sizes.

OPERATING EXPENSES. Total operating expenses, for the three months ended September 30, 2010, were $97,048 compared to expenses for the period ended September 30, 2009 of $75,260.  The increase in cost in the three month period ended September 30, 2010 of about $22,000 is due to increased payroll, advertising, rent and merchant fees; these increases were partially off-set by a decrease in travel and professional fees.  The above expenses do not include depreciation which was $1,078 and $1,075 for the three months ended September 30, 2010 and 2009, respectively.

Total operating expenses, for the nine months ended September 30, 2010, were $263,620 compared to expenses for the period ended September 30, 2009 of $226,233.  The increase is cost of about $37,000 is due to increased payroll, advertising, rent and merchant fees; these increases were partially off-set by a decrease in travel and professional fees.  The above expenses do not include depreciation which was $3,230 and $3,227 for the nine months ended September 30, 2010 and 2009, respectively.

NET INCOME (LOSS). Net income for the three months ended September 30, 2010 was $4,510 compared to net loss for the period ended September 30, 2009 of $6,976.   The increase of $11,486 is due to increased volume ($67,000), off-set partially by product mix ($34,000) and increased operating expenses (about $22,000), off-set partially by increased volume ($6,500).

Net loss for the nine months ended September 30, 2010 was $26,675 compared to a net loss for the nine months ended September 30, 2009 of $3,922.  The reduction of $22,753 is due to product mix ($53,000) and increased operating expenses (about $37,000), partially off-set by increased volume ($67,000).

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows.  When this is not plausible the Company looks to shareholder advances, and if necessary, related party advances. Net Cash from Operating Activities for the nine months ended September 30, 2010 was negative $39,886.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of September 30, 2010 the Company owes $5,286.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $36,500 to $43,799 from December 31, 2009 to September 30, 2010.  This decrease is mainly attributable to a decrease in cash of about $65,500 and an increase in accounts payable and accrued expenses of about $78,000; these were partially off-set by an increase in accounts receivable of about $95,000 and a decrease in inventory of about $14,000.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $26,700 due to the net loss for the year.

Employees

At September 30, 2010, the Company had four employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive and Chief Financial Officer as of September 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 12, 2010