Form 10-K
period 2010-12-31
SURFACE COATINGS, INC.
filed 2011-03-07
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

As of February 24, 2011, there were 5,429,000 shares of Common Stock of the issuer outstanding.

PART I

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

With respect to our competitive position in the industry, it is our belief that the surface protection industry is served by at least 30 foreign and domestic manufacturers of films and tapes, the world-wide markets for coatings based on annual sales of paint, coatings, adhesives, sealants and related products is approximately $75 billion. Of this amount, the US Market accounts for approximately $30 billion. These sales represent manufacturers and distributors. We distribute the product and as such serve the small manufacturer and contractor. Our competitive position in the industry is defined by our ability to deliver timely and of a high quality coupled with price competitiveness. To that end, fiscal year 2010 sales were impacted by the national recession but were still ahead of 2009 by 44% and 2009 sales were 2% ahead of those of fiscal year 2008. Consequently, we believe our business model affirms our competitive position in the industry relative to the customers we are targeting. Historically, customers primarily purchased from local distributors. With the broad reach of the internet, low order quantity customers, that don’t require direct assistance from a local distributor, prospect the web for an effective product at a reasonable price. Once a film/tape has been approved for use in production, customers are slow to change to another product as the cost of evaluating a new product can exceed the potential savings to be gained by changing.

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

The company currently serves a customer base of 1,052 accounts, yielding an average gross margin per sale of 39.5% and we do not have any contracts or arrangements of consequence with any customer or supplier. Our customers are primarily small manufacturers and contractors which order by phone for direct shipment to the location they need the product. In our market research, we have learned that many customers utilize our web site to determine our product offerings and pricing and then pick up the phone and order the product. Consequently, the web site allows us to not be confined to any geographic market area and through nationwide shipping and delivery companies we are able to service customers from coast to coast.

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

3M is not a supplier to the Company. Our primary raw materials are adhesive-backed films and kraft-paper cores. Our primary supplier of films is Main Tape out of Cranbury, NJ (80%). Our primary supplier of cores is T and S Products out of Dallas, Texas (100%). Both materials are readily available. We are significantly dependent upon Main Tape as a supplier due to the performance characteristics of the proprietary adhesives. We do have backup suppliers, specifically Surface Guard in Illinois, with reasonably comparable products, however, to convert our customer base over to a new supplier’s products would be a high effort undertaking.

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

Number of Employees:
We have four employees, the President, two fulltime production people and one sales/admin person. The duties of the President, who spends 100% of his time on the company, are to solicit business by implementing the marketing initiatives and developing customers as well as business strategy.  The day to day duties are performed by the President and his staff.

Operations and Technology:
We are not subject to a dependence on technology.

Research and Development:
The Company does not have any products in development that will require the use of a material amount of the assets of the company.  Since inception, the company has spent zero ($0) on company-sponsored research and development.  As we are a distributor and converter of surface protection tapes, we do not anticipate spending any funds on research and development in the future.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are in a 7,500 s.f. facility of which 6,750 s.f. is production/warehouse space.  We are currently running one shift and utilizing about 60% of the non-office space.  Adding a second and/or third shift will increase capacity significantly when market demands require additional capacity.

Our new facility dramatically improves our operating efficiency and growth potential. The facility has truck height as well as ground height loading docks, ample amounts of 3 phase electrical power that enables more sophisticated production equipment, and climate control for raw materials, including paperboard cores and cartons, all within one building.

In November of 2009 we signed a 5 year lease with an option to extend the lease by an additional 5 years

ITEM  3.                      LEGAL PROCEEDINGS

As of December 31, 2010, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on December 22, 2009 and elected Richard Pietrykowski as the sole director of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently quoted over the counter bulletin board (ITC BB) under the symbol SCTZ.OB.

At December 31, 2010, we had approximately 62 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2010

2010 was a successful year for the Company as we saw revenue increase 44% ($267,000) versus 2009 after a marginal increase in 2009 versus 2008 of 2% ($10,000).  The increase was driven by both new customer sales ($150,000) and organic growth ($117,000).  A change in marketing strategy during the fiscal second quarter to industrial purchasing websites is credited with driving new customer growth.  Our existing customers saw the manufacturing industry bounce back from the recessionary economy and began placing larger and more frequent orders. To gain the new customers we gave up margin, as can be seen in our gross profit discussion, but has provided us with a solid sales base for 2011.

RESULTS FOR THE FISCAL YEAR ENDING DECEMBER 31 2010

REVENUE.  Revenue for the twelve months ended December 31, 2010 was $870,856 compared to $603,517 for the twelve months ended December 31, 2009.  The increase in revenue for the twelve month period is attributed to the manufacturing industry returning and a new marketing campaign geared toward industrial web-sites.  Existing customers increased 19% versus fiscal 2009 or $117,000 and new customers added $150,000 or 17% of total revenue.

GROSS PROFIT.  Gross profit for the twelve months ended December 31, 2010 was $343,710 compared to $307,886 for the same period in 2009.  Margins deteriorated during the year from 51.0% to 39.5%.  The reduction of 11.5% points is directly related to gaining large industrial accounts due to aggressive pricing; we were able to gain back part of this margin decline later in the year but not a significant amount to return the year to a profit.

OPERATING EXPENSES. Total operating expenses for the twelve months ended December 31, 2010 were $356,569 compared to expenses for the period ended December 31, 2009 of $338,853.  The increase is mainly attributable to increased payroll and commissions costs of $27,700 (due to increased revenue) and increased advertising expense of $5,900 (which helped drive revenue increase); these increases were partially offset by lower travel of $7,900, lower professional fees of $4,300 and lower computer expenses of $2,800; resulting in a net increase of about $18,000.

NET INCOME (LOSS). Net loss for the twelve months ended December 31, 2010 was $22,071 compared to the period ended December 31, 2009 of $42,153.  The increased revenue did not flow through to net income due to the increase in cost of sales as discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Surface Coatings filed on Form S-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in October 14, 2008, and the post-effective amendment became effective on June 29, 2009.  The offering closed in 2009 and as of December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows.  Net Cash from Operating Activities for the year ended December 31, 2010 was positive about $9,000, This is an improvement over the same period in 2009 of about $50,000 (2009 was negative $41,300).

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In April 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of December 31, 2010 the Company owes $4,452.

With the limited operating history of our Company and the strong growth recorded in 2008 and 2010 and the recession in 2009 we have not been able to track true seasonal trends.  2010 saw strong growth in the second half of 2010 and skews seasonal analysis.

We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital reduced by $38,600 to $42,000 from December 31, 2009 to December 31, 2010.  This decline is mainly attributable to three significant categories of decline and one category of improvement: Customer prepayments of $33,500, decreased cash of $20,500, and increased accounts payable / accrued expenses of $30,000; these were offset by an increase in accounts receivable of $49,900.

STOCKHOLDER’S EQUITY: Stockholder’s Equity increased by the amount of the net loss of $22,071.

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

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Richard Pietrykowski	62	Director, president, Secretary and Treasurer

Richard Pietrykowski:
Mr. Pietrykowski entered the U.S. Air Force upon graduation from high school in 1966.  He served on active duty for seven years as an aircraft weapons technician, a computer maintenance specialist, and as a technical instructor.  After receiving an honorable discharge in 1973 he joined a daily newspaper in West Bend, Wisconsin as Systems and Production Manager.  In 1981 Mr. Pietrykowski was recruited by a specialty printing company in Milwaukee, Wisconsin as National Systems and Production Manager.  In 1989 Mr. Pietrykowski was hired as the Electric Prepress Manager for a color trade shop in Madison, Wisconsin where he was employed for four years.  He then joined Perry Printing, a magazine and catalog printer as the Prepress Systems Engineer.  He remained with Perry Printing for four years and in 1997.

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

ITEM 11.                          EXECUTIVE COMPENSATION

Following is what our officers received in 2010 and 2009 as compensation.

Name	Capacity Served	Aggregate Remuneration
Richard Pietrykowski	Director, President, Secretary and Treasurer	2010: $42,400 2009: $42,400
Jeannie Pietrykowski	Director	2010: $30,300 2009: $29,200

During the twelve months ended December 31, 2010, Mr. Pietrykowski also received $33,000 in sales commission.  At December 31, 2010 Mr Pietrykowski was owed $56,075 in accrued sales commission.  At February 15, 2011 commissions due Mr Pietrykowski was $53,041.

ITEM 12.	SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2010 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Treasurer	Richard Pietrykowski	1,800,000	33.2
(Former) Director, (Former) Vice-President	John Donahoe	2,700,000	49.7

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Trinity Heritage Construction, LLC: The Company’s former Vice-President, who is a shareholder of the company, is also an officer and shareholder in Trinity Heritage Construction, LLC.

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

On July 31, 2010 the Company, its former Vice President and Director, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2010 and ending on July 1, 2014.  At December 31, 2010 the balance on the note was $53,248 with $14,133 classified as short-term as it is due within one year.

The Company’s President:  The President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months.   The total amount owed at December 31, 2010 and 2009 was $0 and $3,145, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 was $14,170 and $11,000 respectively.

(2) AUDIT-RELATED FEES

Fees charged in connection with filing quarterly Form 10-Q’s was $10,150 in 2010 and $7,950 in 2009.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

The Company paid $0 in 2010 and $8,785 in 2009 related to S-1 and S-1/A filings.

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and December 31, 2009

Consolidated Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2010 and December 31, 2009

Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and December 31, 2009

Notes to the Consolidated Financial Statements

(b) The company did not file any Form 8-K’s in 2010.

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
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Surface Coatings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Kingdom Koncrete, Inc.’s internal control over financial reporting as of December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surface Coatings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

March 2, 2011

SURFACE COATINGS, INC. Consolidated Balance Sheets As of December 31, 2010 and 2009

	As of December 31, 2010	As of December 31, 2009
Assets
Current Assets
Cash and Cash Equivalents	$114,494	$134,959
Accounts Receivable (Net of Allowance for Doubtful Accounts of $7,220 and $5,905)	88,463	38,604
Allowance for Estimated Returns	(6,845)	(2,110)
Prepaid Expenses	0	0
Inventory	57,464	55,686
Total Current Assets	253,576	227,139
Fixed Assets:
Machinery and Equipment	18,327	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(10,645)	(6,341)
Total Fixed Assets	9,088	13,392

Total Assets	$262,664	$240,531

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$33,028	$16,647
Accrued Expenses	73,050	59,405
Due to Related Parties	22,047	32,047
Customer Deposit	33,462	0
Current Portion of Note Payable to Shareholder	17,469	16,669
Current Portion of Note Payable to President	0	3,145
Current Portion of Capital Lease Obligation	3,336	0
Line-of-Credit	29,503	18,935
Total Current Liabilities	211,895	146,848
Long-Term Liabilities
Capital Lease Obligation - Equipment	1,116	7,788
Notes Payable to Related Parties (net of current portion)	35,779	49,950
Total Long-Term Liabilities	36,895	57,738
Total Liabilities	248,790	204,586
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,429,000 shares issued and outstanding, respectively	5,429	5,429
Paid In Capital	265,563	265,563
Accumulated Deficit	(257,118)	(235,047)
Total Stockholders’ Equity	13,874	35,945
Total Liabilities and Stockholders’ Equity	$262,664	$240,531

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009

	Year Ended
	December 31, 2010	December 31, 2009
Revenue	$870,856		$603,517
Cost of Sales	527,146		295,631
Gross Profit	343,710		307,886
Operating Expenses:
Depreciation Expense	4,811		4,305
Advertising Expense	37,009		31,104
General and Administrative	319,560		307,749
Total Operating Expenses	361,380		343,158

Net Operating Income (Loss)	(17,670)		(35,272)

Other Income (Expense)
Loss on Sale of Asset	0		(133)
Interest Expense	(4,401)		(6,748)
Total Other Income (Expense)	(4,401)		(6,881)

Net Income (Loss)	$(22,071)		$(42,153)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$	(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,429,000		5,168,376

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-in	Accumulated Deficit
	Shares	Par Value	Capital		Totals

Stockholders’ Equity, December 31, 2008	5,000,000	$5,000	$51,492	$(192,894)	$(136,402)
Shares Issued for Cash	429,000	429	214,071		214,500
Net (Loss)				(42,153)	(42,153)

Stockholders’ Equity, December 31, 2009	5,429,000	$5,429	$265,563	$(235,047)	$35,945

Net (Loss)				(22,071)	(22,071)

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009

	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(22,071)	$(42,153)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	4,304	4,305
Bad Debt Expense	(11,167)	0
Change in Assets and Liabilities:
Increase (Decrease) in Allowance for Sales Returns	4,735	(1,640)
(Increase) Decrease in Accounts Receivable	(38,692)	9,983
(Increase) in Due from Related Parties	0	(1,907)
(Increase) Decrease in Inventory	(1,778)	6,291
Increase (Decrease) in Accounts Payable	16,381	(8,591)
Increase in Accrued Expenses	13,645	5,492
Increase (Decrease) in Line-of-Credit	10,568	(14,204)
Increase in Other Liabilities	33,462	1,134
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,387	(41,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	0	1,800
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	1,800

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	(3,145)	(28,716)
Proceeds from Sale of Stock	0	214,500
Capitalized Lease Commitment	(3,336)	(3,331)
Release of Subscription Deposit	0	(33,150)
Payments on Note to Related Parties	(23,371)	(7,977)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(29,852)	141,326

NET INCREASE (DECREASE) IN CASH	(20,465)	101,836

Cash, beginning of period	134,959	33,123
Cash, end of period	$114,494	$134,959

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,401	$6,748
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements December 31, 2010 and 2009

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Surface Coatings, Inc. (“Surface Coatings”, the “Company”) is the parent company of Surface Armor, LLC, (“Surface Armor”) a company incorporated under the laws of the State of Texas on July 19, 2005.  The Company operates as a converter and distributor of temporary surface protection tapes, mainly to the construction industry and for the past five years has been developing its business. The Company is located in Texas and sells its product locally as a distributor and throughout the U.S. over the internet.

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  The offering closed in 2009 and as of December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were approximately $14,800 and $5,900 for the years ended December 31, 2010 and 2009, respectively.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of December 31, 2010 and 2009, the allowance for estimated returns was $6,845 and $2,110, respectively.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $37,009 and $31,104 in advertising costs for the years ended December 31, 2010 and 2009, respectively.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130, "Reporting Comprehensive Income"), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the years ended December 31, 2010 and 2009, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

NOTE 2 – FIXED ASSETS

Fixed Assets at December 31, 2010 and December 31, 2009 are as follows:

	December 31,	December 31,
	2010	2009
Property & Equipment	$18,327	$18,327
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(10,645)	(6,341)
Total Fixed Assets	$9,088	$13,392

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $4,304 and $4,305 for the years ended December 31, 2010 and 2009.  Capitalized lease amortization expense for the three months ended September 30, 2010 and 2009 was $286 and $857 for the nine months ended September 30, 2010 and 2009.

At December 31, 2010, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $4,452.  At December 31, 2010, capitalized interest associated with the lease was $1,523.

NOTE 3 – DUE TO RELATED PARTIES

The Company had $22,047 and $32,047 due to a minority shareholder as of December 31, 2010 and December 31, 2009 respectively.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at December 31, 2010 was $0 and at December 31, 2009 was $3,145.

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

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At December 31, 2010 the balance on the note was $53,248 with $14,133 classified as short-term as it is due within one year.  The current portion as of December 31, 2009 was $16,669.

NOTE 5 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $36,000 credit limit, and bears an interest rate of 7.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of December 31, 2010 and December 31, 2009, the amounts outstanding under this line of credit were $29,503 and $18,935, respectively.

NOTE 6 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares outstanding as of December 31, 2010 and  2009.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,429,000 shares issued and outstanding as of December 31, 2010 and  2009, respectively.

On June 29, 2009 the Company’s post-effective amendment, to the registration statement which became effective in October, 2008, became effective.  The offering closed in 2009 and as of September 30, 2010, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases a 7,500 square foot office and warehouse facility in Rockwall, Texas.  The Company signed a five year lease in November 2009 at a rate of $2,250 per month.    The Company has no other lease obligations.    The Company’s future lease obligations are as follows:

Future Obligation
2011	27,000
2012	27,000
2013	27,000
2014	24,750
Total	$105,750

NOTE 8 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2010 and December 31, 2009 are as follows:

Deferred tax asset related to:

	December 31,	December 31,
	2010	2009
Prior Year	$79,916	65,584
Tax Benefit for Current Period	5,514	14,332
Net Operating Loss Carryforward	$85,430	$79,916
Less: Valuation Allowance	(85,430)	(79,916)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $257,000 at December 31, 2010 and $235,000 at December 31, 2009, and will expire in the years 2025 through 2030.  The realization of deferred tax benefits is contingent upon future earnings and the net deferred tax asset has been fully reserved at December 31, 2010.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2010 of approximately $257,000 and had working capital of approximately $42,000.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2010.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2010, the FASB issued the following guidance:

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

NOTE 11 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 1, 2011, which is the date the financial statements were issued. No reportable events were noted.

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

As of December 31, 2010, the Company had no instruments with Level 1 or Level 2 inputs.

The Company had notes payable to shareholders and related parties totaling $75,295 at December 31, 2010, which are valued using Level 3 inputs.   Due to the short maturity of these obligations (one less than one year, the other less than five years), the carrying value of these notes approximates the fair value in all material respects.

As of December 31, 2010, the Company did not have any other financial instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SURFACE COATINGS, INC.

By: /s/	Richard Pietrykowski
Richard Pietrykowski
Chief Executive Officer & Chief Financial Officer

Dated: March 2, 2010

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