Form 10-Q
period 2011-03-31
SURFACE COATINGS, INC.
filed 2011-05-19
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, there were 5,429,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	16

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Default upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SURFACE COATINGS, INC. Consolidated Balance Sheets As of March 31, 2011 and December 31, 2010

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$95,188	$114,494
Accounts Receivable (Net of Allowance for Doubtful Accounts of $740 and $7,220)	122,445	88,463
Allowance for Estimated Returns	(8,790)	(6,845)
Prepaid Expenses	2,126	0
Inventory	50,785	57,464
Total Current Assets	261,754	253,576
Fixed Assets:
Machinery and Equipment	18,327	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(11,721)	(10,645)
Total Fixed Assets	8,012	9,088

Total Assets	$269,766	$262,664

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$62,056	$33,028
Accrued Expenses	59,876	73,050
Due to Related Parties	22,047	22,047
Customer Deposits	2,888	33,462
Current Portion of Note Payable to Shareholder	17,469	17,469
Current Portion of Capital Lease Obligation	2,502	3,336
Line-of-Credit	26,146	29,503
Total Current Liabilities	192,984	211,895
Long-Term Liabilities
Capital Lease Obligation - Equipment	1,116	1,116
Notes Payable to Related Parties (net of current portion)	32,361	35,779
Total Long-Term Liabilities	33,477	36,895
Total Liabilities	226,461	248,790
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,429,000 shares issued and outstanding, respectively	5,429	5,429
Paid In Capital	265,563	265,563
Accumulated Deficit	(227,687)	(257,118)
Total Stockholders’ Equity	43,305	13,874
Total Liabilities and Stockholders’ Equity	$269,766	$262,664

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenue	$393,005		$135,399
Cost of Sales, inclusive of depreciation expense of $721 and $721	258,731		70,191
Gross Profit	134,274		65,208
Operating Expenses:
Depreciation Expense	355		1,076
Advertising Expense	9,343		12,627
General and Administrative	94,345		80,508
Total Operating Expenses	104,043		94,211

Net Operating Income (Loss)	30,231		(29,003)

Other Income (Expense)
Loss on Sale of Asset	0		0
Interest Expense	(800)		(1,000)
Total Other Income (Expense)	(800)		(1,000)

Net Income (Loss)	$29,431		$(30,003)

Basic and Diluted Earnings (Loss) per share	$0.01	$	(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,429,000		5,429,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Three Months Ended March 31, 2011 (Unaudited) and the Year Ended December 31, 2010 (Audited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals

Stockholders’ Equity, December 31, 2009	5,429,000	$5, 429	$265,563	$(235,047)	$35,945
Net (Loss)				(22,071)	(22,071)

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874

Net Income (Loss)				29,431	29,431

Stockholders’ Equity, March 31, 2011	5,429,000	$5,429	$265,563	$(227,687)	$43,305

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$29,431	$(30,003)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	1,076	1,076
Bad Debt Expense	(14,611)	0
Allowance for Estimated Returns	1,945	0
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(19,371)	(9,174)
(Increase) in Inventory	6,679	(12,771)
(Increase) Decrease in Other Assets	(30,574)	(535)
Increase in Accounts Payable	29,028	24,088
(Increase) in Prepaid Expense	(2,126)	0
Increase in Accrued Expenses	(13,174)	1,123
Increase (Decrease) in Line-of-Credit	(3,357)	2,449
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(15,054)	(23,747)

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	0	(3,145)
Capitalized Lease Commitment	(834)	(834)
Payments on Note to President	0	(13 ,261)
Payments on Note to Related Parties	(3,418)	0
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,252)	(17,240)

NET DECREASE IN CASH	(19,306)	(40,987)

Cash, beginning of period	114,494	134,959
Cash, end of period	$95,118	$93,972

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$860	$1,000
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements March 31, 2011 (Unaudited)

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the on Form S-1/A that was effective on October 14, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 and should be read in conjunction with the Company’s Form 10-K filing for 2010.

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $8,790 and $6,845 for the three months ended March 31, 2011 and December 31, 2010, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of March 31, 2011, the allowance for estimated returns was $8,790.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $9,343 and $12,627 in advertising costs for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130, "Reporting Comprehensive Income"), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2011 and 2010, the Company had no items of other comprehensive income. Therefore, the net profit equals comprehensive profit for the periods then ended.

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

NOTE 2 – FIXED ASSETS

Fixed Assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Property & Equipment	$18,327	$18,327
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(11,721)	(10,645)
Total Fixed Assets	$8,012	$9,088

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $1,076 and $1,076 for the three months ended March 31, 2011 and 2010.  Capitalized lease amortization expense for the three months ended March 31, 2011 and 2010 was $285.

At March 31, 2011, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $3,336.  At March 31, 2011, capitalized interest associated with the lease was $285.

NOTE 3 – DUE TO RELATED PARTIES

The Company had $22,047 due to a minority shareholder as of March 31, 2011 and December 31, 2010.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at March 31, 2011 was $0 and at December 31, 2010 was $0.

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

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At March 31, 2011 the balance on the note was $49,830 with $14,133 classified as short-term as it is due within one year.  The current portion as of December 31, 2010 was $16,669.

NOTE 5 – CAPITAL LEASE OBLIGATION

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at March 31, 2011 and December 31, 2010 was $3,618 and $4,452 respectively, of which $3,336 is due during the next 12 months and is classified as a current liability. At March 31, 2011, capitalized interest associated with the lease was $285 and is included in fixed assets.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $36,000 credit limit, and bears an interest rate of 7.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of March 31, 2011 and December 31, 2010, the amounts outstanding under this line of credit were $26,146 and $29,503, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of March 31, 2011 and December 31, 2010.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,429,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

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

Future Obligation
2011	20,250
2012	27,000
2013	27,000
2014	24,750
Total	$99,000

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2011	2010
Prior Year	$85,430	79,916
Tax Benefit for Current Period	0	5,514
Utilization of NOL	(7,358)	0
Net Operating Loss Carryforward	$78,072	$85,430
Less: Valuation Allowance	(78,072)	(85,430)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $228,000 at March 31, 2011 and $257,000 at December 31, 2010, and will expire in the years 2025 through 2031.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2011 totaling $227,687 and had working capital of $71,272.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in 2012. The implementation of this authoritative guidance is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

 Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 16, 2011, which is the date the financial statements were issued. No reportable events were noted.

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

The first three months of 2011 have been strong as the economy continues to rebound. Sales have been strong through the first quarter and we expect this trend to continue throughout the summer as the weather improves. A strong advertising campaign last year has generated many leads. We are confident in the current business environment and expect volume to continue increasing.

RESULTS FOR THE QUARTER ENDED March 31, 2011

Our quarter ended on March 31, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2011, was $393,005 compared to $135,399 for the period ended March 31, 2010.  The increase of $257,606 was due to a strong rebound in the construction supply market in the first quarter of 2011) and our marketing efforts

GROSS PROFIT.  Gross profit for the three months ended March 31, 2011 was $134,274 compared to $65,208 for the three month period ended March 31, 2010.  Margins increased in the quarter ended March 31, 2011 versus the same period in 2010 from 34.2% to 48.2%. This increase of 14% is attributable to product mix and larger orders being ordered and delivered.

OPERATING EXPENSES. Total operating expenses, for the three months ended March 31, 2011, were $103,688 compared to expenses for the period ended March 31, 2010 of $93,135.  The increase in cost in the three month period ended March 31, 2011 of about $10,000 is due to increased payroll, advertising, rent and merchant fees; these increases were partially off-set by a decrease in travel and professional fees.  The above expenses do not include depreciation which was $355 and $1,076 for the three months ended March 31, 2011 and 2010, respectively.

NET INCOME (LOSS). Net income for the three months ended March 31, 2011 was $29,431 compared to net loss for the period ended March 31, 2010 of $(30,003).   The increase of $59,434 is due to a much better first quarter compared to last fiscal year. The construction supply business was extremely laggard in Q1 of 2010, while it has had a strong rebound last year, and particularly in the first quarter of 2011.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows.  When this is not plausible the Company looks to shareholder advances, and if necessary, related party advances. Net Cash from Operating Activities for the three months ended March 31, 2011 was negative $30,231.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of March 31, 2011 the Company owes $3,656.

With the limited operating history of our Company and the strong growth recorded in 2008 and the recession in 2009 we have not been able to track true seasonal trends.  We expect our business to trend with the construction market which typically sees improvements in the second and third quarters as the weather improves.

 We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital increased by about $26,000 to $71,272 from December 31, 2010 to March 31, 2011.  This increase is mainly attributable to increases in accounts receivable and cash of approximately $34,000 and $19,376, respectively, offset by an increase in accounts payable of $29,028, a decrease in accrued expenses of $13,174 and a decrease in customer deposits of $30,574.

STOCKHOLDER’S EQUITY: Stockholder’s Equity increased by approximately $30,000, as a result of the net income for the period.

Employees

At March 31, 2011, the Company had four employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 16, 2011