Form 10-Q
period 2011-06-30
SURFACE COATINGS, INC.
filed 2011-08-15
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, there were 5,429,000 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	16

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Default upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SURFACE COATINGS, INC. Consolidated Balance Sheets As of June 30, 2011 and December 31, 2010

	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$121,044	$114,494
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,937 and $7,220)	109,160	88,463
Allowance for Estimated Returns	(1,400)	(6,845)
Prepaid Expenses	6,285	0
Inventory	71,789	57,464
Total Current Assets	306,878	253,576
Fixed Assets:
Machinery and Equipment	18,327	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(12,727)	(10,645)
Total Fixed Assets	7,006	9,088

Total Assets	$313,884	$262,664

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$53,209	$33,028
Accrued Expenses	57,126	73,050
Due to Related Parties	22,047	22,047
Customer Deposits	0	33,462
Current Portion of Notes Payable to Shareholders	20,274	17,469
Current Portion of Capital Lease Obligation	2,784	3,336
Line-of-Credit	19,506	29,503
Total Current Liabilities	174,946	211,895
Long-Term Liabilities
Capital Lease Obligation - Equipment	0	1,116
Notes Payable to Related Parties (net of current portion)	46,049	35,779
Total Long-Term Liabilities	46,049	36,895
Total Liabilities	220,995	248,790
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,429,000 shares issued and outstanding, respectively	5,429	5,429
Paid In Capital	265,563	265,563
Accumulated Deficit	(178,103)	(257,118)
Total Stockholders’ Equity	92,889	13,874
Total Liabilities and Stockholders’ Equity	$313,884	$262,664

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Revenue	$400,084		$176,926	$793,089	$312,325
Cost of Sales	238,476		101,782	497,207	171,973
Gross Profit	161,608		75,144	295,882	140,352
Operating Expenses:
Depreciation Expense	1,005		1,075	1,360	2,152
Advertising Expense	15,435		7,303	24,778	19,930
General and Administrative	94,872		66,135	189,217	146,642
Total Operating Expenses	111,312		74,513	214,355	168,724

Net Operating Income (Loss)	50,296		631	80,527	(28,372)

Other Income (Expense)
Loss on Sale of Asset	0		0	0	0
Interest Expense	(712)		(1,813)	(1,512)	(2,813)
Total Other Income (Expense)	(712)		(1,813)	(1,512)	(2,813)

Net Income (Loss)	$49,584		$(1,182)	$79,015	$(31,185)

Basic and Diluted Earnings (Loss) per share	$0.01	$	(0.00)	$0.01	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,429,000		5,236,544	5,429,000	5,081,028

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

4

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

Stockholders’ Equity, December 31, 2009	5,429,000	$5,429	$265,563	$(235,047)	$35,945
Net (Loss)				(22,071)	(22,071)

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874

Net Income				79,015	79,015

Stockholders’ Equity, June 30, 2011	5,429,000	$5,429	$265,563	$(178,103)	$92,889

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$79,015	$(31,185)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	2,082	2,152
Bad Debt Expense	(13,414)	0
Allowance for Estimated Returns	(5,445)	1,905
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(7,283)	(24,320)
(Increase) in Inventory	(14,325)	(2,306)
Decrease in Other Assets	0	1,627
Increase in Accounts Payable	20,181	25,685
(Increase) in Prepaid Expense	(6,285)	0
Increase in Accrued Expenses	(15,924)	7,823
Increase (Decrease) in Other Liabilities	(33,462)	5,900
Increase (Decrease) in Line-of-Credit	(9,997)	4,863
CASH FLOWS PROVIDED BY (USED) IN OPERATING ACTIVITIES	(4,857)	(7,856)

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	0	(3,145)
Note Payable from Sharehoder	20,000	0
Payments on Capitalized Lease Commitment	(1,668)	(1,668)
Payments on Note to President	0	(2,942)
Payments on Note to Related Parties	(6,925)	(3,633)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,407	(11,388)

NET (DECREASE) IN CASH	6,550	(19,244)

Cash, beginning of period	114,494	134,959
Cash, end of period	$121,044	$115,715

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,512	$2,813
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements June 30, 2011 (Unaudited)

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  As of June 30, 2011 and December 31, 2010, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company operates on a calendar year-end.  Due to the nature of their operations, the Company operates in only one business segment.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the fiscal year 2010 Form 10-K.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 and should be read in conjunction with the Company’s Form 10-K filing for 2010.

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements” the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $1,400 and $6,845 for the three months ended June 30, 2011 and December 31, 2010, respectively. In accordance with ASC740-10, revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of June 30, 2011, the allowance for estimated returns was $1,400.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $15,435 and $7,303 in advertising costs for the three months ended June 30, 2011 and 2010, respectively and $24,778 and $19,930 for the six months ended June 30, 2011 and 2010, respectively.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2011 and 2010, the Company had no items of other comprehensive income. Therefore, the net profit equals comprehensive profit for the periods then ended.

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

NOTE 2 – FIXED ASSETS

Fixed Assets at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Property & Equipment	$18,327	$18,327
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(12,727)	(10,645)
Total Fixed Assets	$7,006	$9,088

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $1,005 and $1,075 for the three months ended June 30, 2011 and 2010, respectively and $1,361 and $2,152 for the six months ended June 30, 2011 and 2010.  Capitalized lease amortization expense for the six months ended June 30, 2011 and 2010 was $571.

At June 30, 2011, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $2,784.  At June 30, 2011, capitalized interest associated with the lease was $951.

On May 9, 2011 the Company entered into a capital lease agreement with an affiliate of the President for machinery. The equipment will be delivered in August and payments will commence on August 9, 2011. The capital lease is for $69,200, payable over 36 months at 12% interest, with monthly payments of principal and interest of $2,278. The Company has the option to buy the equipment for $1 at the end of the lease.

NOTE 3 – DUE TO RELATED PARTIES

The Company had $22,047 due to a minority shareholder as of June 30, 2011 and December 31, 2010.

In May 2011, the Company entered into a lease with an affiliate of the Company’s president. See Note 5 for additional information.

Additionally, in May 2011, an affiliate of the Company’s president loaned the Company $20,000. See Note 4 for additional information.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at June 30, 2011 was $0 and at December 31, 2010 was $0.

On May 31, 2011, the Company’s President loaned the Company $20,000. This note bears interest at a rate of 6% and requires monthly payments of $607 for 36 months. The total amount owed at June 30, 2011 was $20,000, of which $6,468 was classified as short-term as it is due within one year.

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

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At June 30, 2011 the balance on the note was $46,323 with $13,806 classified as short-term as it is due within one year.  The current portion as of December 31, 2010 was $16,669.

NOTE 5 – CAPITAL LEASE OBLIGATION

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at June 30, 2011 and December 31, 2010 was $2,784 and $4,452 respectively, of which $2,784 is due during the next 12 months and is classified as a current liability. At June 30, 2011, capitalized interest associated with the lease was $951 and is included in fixed assets.

On May 9, 2011 the Company entered into a capital lease agreement with an affiliate of the President for machinery. The equipment will be delivered in August and payments will commence on August 9, 2011. The capital lease is for $69,200, payable over 36 months at 12% interest, with monthly payments of principal and interest of $2,278. The Company has the option to buy the equipment for $1 at the end of the lease.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $36,000 credit limit, and bears an interest rate of 7.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of June 30, 2011 and December 31, 2010, the amounts outstanding under this line of credit were $19,506 and $29,503, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of June 30, 2011 and December 31, 2010.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,429,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

On June 29, 2009 the Company’s post-effective amendment, to the registration statement which became effective in October, 2008, became effective.  As of December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases a 7,500 square foot office and warehouse facility in Rockwall, Texas.  The Company signed a five year lease in November 2009 at a rate of $2,250 per month.    The lease expense for the three months ended June 30, 2011 and 2010 were $6,750 and $6,750, respectively and the lease expense for the six months ended June 30, 2011 and 2010 were $13,500 and $13,500, respectively. The Company has no other lease obligations.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2011	2010
Prior Year	$85,430	79,916
Tax Benefit for Current Period	0	5,514
Utilization of NOL	(19,750)	0
Net Operating Loss Carryforward	$65,680	$85,430
Less: Valuation Allowance	(65,680)	(85,430)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $178,000 at June 30, 2011 and $257,000 at December 31, 2010, and will expire in the years 2025 through 2031.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2011 totaling $178,103 and had working capital of $131,932.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 11 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Eventswhich establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 15, 2011, which is the date the financial statements were issued. No reportable events were noted.

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

The first six months of 2011 have been strong as the economy continues to rebound. Sales have been strong through the second quarter and we expect this trend to continue throughout the summer as the weather improves. A strong advertising campaign last year has generated many leads. We are confident in the current business environment and expect volume to continue increasing.

RESULTS FOR THE QUARTER ENDED June 30, 2011

Our quarter ended on June 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2011, was $400,084 compared to $176,926 for the period ended June 30, 2010 and revenue for the six months ended June 30, 2011, was $793,089 compared to $312,325 for the period ended June 30, 2010.  The increases of $223,158 and $480,764 for the three months and six months ended June 30, 2011, respectively, was due to increased marketing efforts, particularly web-based banner advertisements, and a strong rebound in the construction supply in the three and six month periods versus the same periods last year.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2011 was $161,608 compared to $75,144 for the three month period ended June 30, 2010.  Gross profit increase of $86,464 is due to volume (increased sales) of $94,800 and offset by reduced margins of $8,400. Margins decreased in the quarter ended June 30, 2011 versus the same period in 2010 from 42.5% to 40.4%. This decrease of 2.1% is attributable to product mix. .

Gross profit for the six months ended June 30, 2011 was $295,882 compared to $140,352 for the six month period ended June 30, 2010.  Gross profit increase of $155,530 is due to volume (increased sales) of $215,900 and offset by reduced margins of $60,400. Margins decreased year-to-date versus the same period in 2010 from 44.9% to 37.3%. This decrease of 7.6% is attributable to product mix and lower price points on high volume sales (volume discounts).

OPERATING EXPENSES. Total operating expenses, for the three months ended June 30, 2011, were $110,307 compared to expenses for the period ended June 30, 2010 of $73,437.  The increase in cost in the three month period ended June 30, 2011 of about $36,870 is due to increased computer costs $12,000 (added workstations), advertising $8,000, bonus $7,000, fees $6,000 and state franchise taxes $3,000. All but the increased computer expenses are variable and change in relation to sales.  The above expenses do not include depreciation which was $1,005 and $1,075 for the three months ended June 30, 2011 and 2010, respectively.

Total operating expenses, for the six months ended June 30, 2011, were $213,995 compared to expenses for the period ended June 30, 2010 of $168,724.  The increase in cost in the six month period ended June 30, 2011 of about $47,400 is due to increased bonus $16,000, computer expenses $13,000, other facilities fees and state franchise taxes $6,000.  The above expenses do not include depreciation which was $1,360 and $2,152 for the six months ended June 30, 2011 and 2010, respectively.

NET INCOME (LOSS). Net income for the three months ended June 30, 2011 was $49,584 compared to net loss for the period ended June 30, 2010 of ($1,182).   Net income for the six months ended June 30, 2011 was $79,015 compared to a net loss for the period ended June 30, 2010 of ($31,185). The increases of $50,766 and $110,200 for both the three and six month periods, respectively, is due to increased volume as discussed above.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  When this is not plausible the Company looks to shareholder advances, and if necessary, related party advances. Net Cash from Operating Activities for the six months ended June 30, 2011 was negative $4,857.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of June 30, 2011 the Company owes $2,784.

With the limited operating history of our Company and the strong growth recorded in 2008 and the recession in 2009/2010 and and a rebound in the construction market in 2011 we have not been able to track true seasonal trends.  We expect our business to trend with the construction market which typically sees improvements in the second and third quarters as the weather improves.

 We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital increased by about $87,000 to $131,932 from December 31, 2010 to June 30, 2011.  This increase is mainly attributable to favorable changes in accounts receivable $21,000, inventory $14,000, accrued expenses $16,000, customer deposits $33,000, allowances and other assets $12,000, the line-of-credit $10,000 and cash of approximately $7,000; offset by an unfavorable changes in accounts payable $19,000.

STOCKHOLDER’S EQUITY: Stockholder’s Equity increased by approximately $79,000, as a result of the net income for the period.

Employees

At June 30, 2011, the Company had five and a half equivalent full time employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2011, our Chief Executive and Chief Financial Officer as of June 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 15, 2011

