Form 10-K/A
period 2010-12-31
SURFACE COATINGS, INC.
filed 2011-11-01
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of October 31, 2011, there were 5,429,000 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) amends Surface Coatings Inc.’s (the “Registrant”) Annual Report on Form 10-K  for the fiscal year ended December 31, 2010, which the Registrant previously filed with the Securities and Exchange Commission on March 7, 2011 (the “Original Filing”).

This Form 10-K/A amends the Report of Independent Registered Public Accounting Firm

The Registrant is filing this Amendment because management was made aware of a deficiency contained within the Original Filing, namely the Original Filing incorrectly indicated in the third paragraph of the Report, that the Independent Registered Public Accounting Firm was “not engaged to examine management’s assertion about the effectiveness of Kingdom Koncrete, Inc.’s internal control over financial reporting as of December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.”.  The company has no affiliation with Kingdom Koncrete, Inc., and the disclosure was revised to state, “we were not engaged to examine management’s assertion about the effectiveness of Surface Coatings, Inc.’s internal control over financial reporting as of December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.”.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

The company acknowledges that:

  The Company is responsible for the adequacy and accuracy of the disclosure in the filings;
  Staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filings: and
  The Company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We were not engaged to examine management’s assertion about the effectiveness of Surface Coatings, Inc.’s internal control over financial reporting as of December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.

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

3

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SURFACE COATINGS, INC.

By:	/s/ Richard Pietrykowski
Richard Pietrykowski
Chief Executive Officer & Chief Financial Officer

Dated: October 31, 2010

4