Form 10-Q
period 2011-09-30
SURFACE COATINGS, INC.
filed 2011-11-14
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 11, 2011, there were 5,429,000 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	15

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	18
Item 3.	Default upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

SURFACE COATINGS, INC. Consolidated Balance Sheets As of September 30, 2011 and December 31, 2010

	As of September 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$119,041	$114,494
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,937 and $7,220)	129,284	88,463
Allowance for Estimated Returns	(1,400)	(6,845)
Prepaid Expenses	9,787	0
Inventory	60,851	57,464
Total Current Assets	317,563	253,576
Fixed Assets:
Machinery and Equipment	18,327	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(13,733)	(10,645)
Total Fixed Assets	6,000	9,088

Total Assets	$323,563	$262,664

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$68,150	$33,028
Accrued Expenses	37,953	73,050
Due to Related Parties	21,210	22,047
Customer Deposits	0	33,462
Current Portion of Notes Payable to Shareholders	21,449	17,469
Current Portion of Capital Lease Obligation	1,950	3,336
Line-of-Credit	9,787	29,503
Total Current Liabilities	160,499	211,895
Long-Term Liabilities
Capital Lease Obligation - Equipment	0	1,116
Notes Payable to Related Parties (net of current portion)	30,647	35,779
Total Long-Term Liabilities	30,647	36,895
Total Liabilities	191,146	248,790
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,429,000 shares issued and outstanding, respectively	5,429	5,429
Additional Paid In Capital	265,563	265,563
Accumulated Deficit	(138,575)	(257,118)
Total Stockholders’ Equity	132,417	13,874
Total Liabilities and Stockholders’ Equity	$323,563	$262,664

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$340,630	$282,723	$1,133,719	$595,048
Cost of Sales	192,929	178,789	690,136	350,762
Gross Profit	147,701	103,934	443,583	244,286
Operating Expenses
Depreciation Expense	1,727	1,078	3,088	3,230
Advertising Expense	17,150	8,168	41,928	28,098
General and Administrative	88,352	88,880	277,568	235,522
Total Operating Expenses	107,229	98,126	322,584	266,850

Net Operating Income (Loss)	40,472	5,808	120,999	(22,564)

Other Income (Expense)
Loss on Sale of Asset	0	0	0	0
Interest Expense	(944)	(1,298)	(2,456)	(4,111)
Total Other Income (Expense)	(944)	(1,298)	(2,456)	(4,111)

Net Income (Loss)	$39,528	$4,510	$118,543	$(26,675)

Basic and Diluted Earnings (Loss) per share	$0.01	$(0.00)	$0.02	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,429,000	5,429,000	5,429,000	5,429,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Nine Months Ended September 30, 2011 (Unaudited) and the Year Ended December 31, 2010 (Audited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Stockholders’ Equity, December 31, 2009	5,429,000	$5,429	$265,563	$(235,047)	$35,945
Net (Loss)				(22,071)	(22,071)

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	265,563	$(257,118)	$13,874

Net Income				118,543	$118,543

Stockholders’ Equity, September 30, 2011	5,429,000	$5,429	$265,563	$(138,575)	$132,417

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$118,543	$(26,675)

Depreciation	3,088	3,228
Bad Debt Expense	(13,413)	4,920
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(27,408)	(99,497)
(Increase) in Inventory	(3,387)	(5,458)
(Increase) Decrease in Other Assets	(14,946)	(1,769)
Increase in Accounts Payable	35,122	46,473
(Increase) in Prepaid Expense	0	0
Increase in Accrued Expenses	(35,097)	31,601
Increase (Decrease) in Other Liabilities	(33,462)	0
Increase (Decrease) in Line-of-Credit	(19,716)	7,291
CASH FLOWS (USED IN) OPERATING ACTIVITIES	9,324	(39,886)

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	0	(3,145)
Note Payable from Shareholder	20,000	0
Payments on Capitalized Lease Commitment	(2,502)	(2,502)
Payments on Note to Related Parties	(22,275)	(19,948)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,777)	(25,595)

NET INCREASE (DECREASE) IN CASH	4,547	(65,481)

Cash, beginning of period	114,494	134,959
Cash, end of period	$119,041	$69,478

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,456	$4,111
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements September 30, 2011 (Unaudited)

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on Ocotber 14, 2008.  Since then the Company has filed a post effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  As of September 30, 2011 and December 31, 2010, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $940 and $6,845 for the nine months ended September 30, 2011 and December 31, 2010, respectively. In accordance with ASC740-10, revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of September 30, 2011, the allowance for estimated returns was $1,400.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $17,150 and $8,168 in advertising costs for the three months ended September 30, 2011 and 2010, respectively and $41,928 and $28,098 for the nine months ended September 30, 2011 and 2010, respectively.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2011 and 2010, the Company had no items of other comprehensive income. Therefore, the net profit equals comprehensive profit for the periods then ended.

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

NOTE 2 – FIXED ASSETS

Fixed Assets at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Property & Equipment	$18,327	$18,327
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(13,733)	(10,645)
Total Fixed Assets	$6,000	$9,088

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $720 and $791 for the three months ended September 30, 2011 and 2010, respectively and $2,232 and $3,230 for the nine months ended September 30, 2011 and 2010.  Capitalized lease amortization expense for the nine months ended September 30, 2011 and 2010 was $856.

At September 30, 2011, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $1,950.  At September 30, 2011, capitalized interest associated with the lease was $467.

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

NOTE 3 – DUE TO RELATED PARTIES

The Company had $21,210 and $22,047, respectively, due to a minority shareholder as of September 30, 2011 and December 31, 2010.

In May 2011, the Company entered into a lease with an affiliate of the Company’s president. See Note 5 for additional information.

Additionally, in May 2011, an affiliate of the Company’s president loaned the Company $20,000. See Note 5 for additional information.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

The Company’s President has loaned the Company $33,028 since inception and the balance was converted into a note on January 2, 2007.  This note bears interest at a rate of 10% and requires monthly payments of $1,066 for 36 months. The total amount owed at September 30, 2011 was $0 and at December 31, 2010 was $0.

On May 31, 2011, the Company’s President loaned the Company $20,000. This note bears interest at a rate of 6% and requires monthly payments of $607 for 36 months. The total amount owed at September 30, 2011 was $9,760, of which $6,468 was classified as short-term as it is due within one year.

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

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At September 30, 2011 the balance on the note was $42,765 with $14,981 classified as short-term as it is due within one year.  The current portion as of December 31, 2010 was $16,669.

NOTE 5 – CAPITAL LEASE OBLIGATION

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at September 30, 2011 and December 31, 2010 was $1,950 and $4,452 respectively, of which $1,950 is due during the next 12 months and is classified as a current liability. At September 30, 2011, capitalized interest associated with the lease was $467 and is included in fixed assets.

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

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $36,000 credit limit, and bears an interest rate of 7.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of September 30, 2011 and December 31, 2010, the amounts outstanding under this line of credit were $9,787 and $29,503, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of September 30, 2011 and December 31, 2010.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,429,000 and 5,429,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.

On June 29, 2009 the Company’s post-effective amendment, to the registration statement which became effective in October, 2008, became effective.  As of December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases a 7,500 square foot office and warehouse facility in Rockwall, Texas.  The Company signed a five year lease in November 2009 at a rate of $2,250 per month.    The lease expense for the three months ended September 30, 2011 and 2010 were $6,750 and $6,750, respectively and the lease expense for the nine months ended September 30, 2011 and 2010 were $20,250 and $20,250, respectively. The Company has no other lease obligations.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2011	2010
Prior Year	$85,430	79,916
Tax Benefit for Current Period	0	5,514
Utilization of NOL	(29,636)	0
Net Operating Loss Carryforward	$55,794	$85,430
Less: Valuation Allowance	(55,794)	(85,430)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $138,000 at September 30, 2011 and $257,000 at December 31, 2010, and will expire in the years 2025 through 2031.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2011 totaling $138,575 and had working capital of $157,064.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 201.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 11 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 15, 2011, which is the date the financial statements were issued. No reportable events were noted.

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

The first nine months of 2011 have continued to be strong as the economy continues to rebound. Sales have been strong this year because of a rebounding economy and more aggressive advertising by the Company. A strong advertising campaign last year has continued to generate leads. We are confident in the current business environment and expect volume to continue increasing.

RESULTS FOR THE QUARTER ENDED September 30, 2011

Our quarter ended on September 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2011, was $340,630 compared to $282,723 for the period ended September 30, 2010 and revenue for the nine months ended September 30, 2011, was $1,133,719 compared to $595,048 for the period ended September 30, 2010.  The increases of $57,907 and $538,671 for the three months and nine months ended September 30, 2011, respectively, was due to increased marketing efforts, particularly web-based banner advertisements, and a strong rebound in the construction supply in the three and nine month periods versus the same periods last year.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2011 was $147,701 compared to $103,934 for the three month period ended September 30, 2010.  Gross profit increase of $43,767 is due to volume (increased sales) of $57,907 and offset by reduced margins of $14,140. Margins increased in the quarter ended September 30, 2011 versus the same period in 2010 to 43.4% from 36.8%. This increase is attributable to product mix and increased efficiency from the new computer systems we purchased last quarter.

Gross profit for the nine months ended September 30, 2011 was $443,583 compared to $244,286 for the nine month period ended September 30, 2010.  Gross profit increase of $199,297 is due to volume (increased sales) of $538,671 and offset by reduced margins of $339,374. Margins decreased year-to-date versus the same period in 2010 from 41.1% to 39.1%. This decrease of 2% is attributable to product mix and lower price points on high volume sales (volume discounts).

OPERATING EXPENSES. Total operating expenses, for the three months ended September 30, 2011, were $107,229 compared to expenses for the period ended September 30, 2010 of $98,126.  The increase in cost in the three month period ended September 30, 2011 of $5,373 is due to increased advertising costs of $17,150. There were also computer expenses of $20,344 as we continue to upgrade our system, and bonuses of $38,325 because of higher sales volume.  The above expenses do not include depreciation which was $1,727 and $1,078 for the three months ended September 30, 2011 and 2010, respectively.

Total operating expenses, excluding depreciation, for the nine months ended September 30, 2011, were $319,496 compared to expenses for the period ended September 30, 2010 of $263,620.  The increase in cost in the nine month period ended September 30, 2011 of about $55,876 is due to increased bonus $38,325, computer expenses $30,344, other facilities fees and state franchise taxes $10,907.  The above expenses do not include depreciation which was $3,088 and $3,230 for the nine months ended September 30, 2011 and 2010, respectively.

NET INCOME (LOSS). Net income for the three months ended September 30, 2011 was $39,528 compared to net income for the period ended September 30, 2010 of $4,510.   Net income for the nine months ended September 30, 2011 was $118,543 compared to a net loss for the period ended September 30, 2010 of ($26,675). The increases of $35,018 and $145,218 for both the three and nine month periods, respectively, is due to increased volume as discussed above.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  When this is not plausible the Company looks to shareholder advances, and if necessary, related party advances. Net Cash from Operating Activities for the nine months ended September 30, 2011 was $118,543.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of September 30, 2011 the Company owes $1,950.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital increased by about $112,047 to $157,064 from December 31, 2010 to September 30, 2011.  This increase is mainly attributable to favorable changes in accounts receivable $41,000, inventory $3,000, accrued expenses $35,000, customer deposits $33,000, allowances and other assets $14,000, the line-of-credit $20,000 and cash of approximately $4,000; offset by an unfavorable changes in accounts payable of $35,000.

STOCKHOLDER’S EQUITY: Stockholder’s Equity increased by approximately $118,543, as a result of the net income for the period.

Employees

At September 30, 2011, the Company had five and a half equivalent full time employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 14, 2011

