Form 10-K/A
period 2010-12-31
SURFACE COATINGS, INC.
filed 2011-12-15
CIK 1393356

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

As of December 13, 2011, there were 5,429,000 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

This Second Amendment on Form 10-K/A (this “Amendment”) amends Surface Coatings Inc.’s (the “Registrant”) Annual Report on Form 10-K  for the fiscal year ended December 31, 2010, which the Registrant previously filed with the Securities and Exchange Commission on March 7, 2011 (the “Original Filing”), and it’s First Amendment, filed on November 1, 2011.

The Registrant is filing this Amendment because management was made aware of a deficiency contained within the Original Filing, and it’s First Amendment, namely the filings did not include the financial statements and footnotes in ITEM 8 of Form 10-K.

The Registrant has re-submitted certifications:

  EXHIBIT 31.1: CHIEF EXECUTIVE OFFICER CERTIFICATION (paragraphs 1 through 3)
  EXHIBIT 31.2: CHIEF FINANCIAL OFFICER CERTIFICATION (paragraphs 1 through 3)
  EXHIBIT 32.1: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

The company acknowledges that:

  The Company is responsible for the adequacy and accuracy of the disclosure in the filings;
  Staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filings: and
  The Company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States

ITEM 8

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

/s/  The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

March 2, 2011

SURFACE COATINGS, INC. Consolidated Balance Sheets As of December 31, 2010 and 2009

	As of December 31, 2010	As of December 31, 2009
Assets
Current Assets
Cash and Cash Equivalents	$114,494	$134,959
Accounts Receivable (Net of Allowance for Doubtful Accounts of $7,220 and $5,905)	88,463	38,604
Allowance for Estimated Returns	(6,845)	(2,110)
Prepaid Expenses	0	0
Inventory	57,464	55,686
Total Current Assets	253,576	227,139
Fixed Assets:
Machinery and Equipment	18,327	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(10,645)	(6,341)
Total Fixed Assets	9,088	13,392

Total Assets	$262,664	$240,531

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$33,028	$16,647
Accrued Expenses	73,050	59,405
Due to Related Parties	22,047	32,047
Customer Deposit	33,462	0
Current Portion of Note Payable to Shareholder	17,469	16,669
Current Portion of Note Payable to President	0	3,145
Current Portion of Capital Lease Obligation	3,336	0
Line-of-Credit	29,503	18,935
Total Current Liabilities	211,895	146,848
Long-Term Liabilities
Capital Lease Obligation - Equipment	1,116	7,788
Notes Payable to Related Parties (net of current portion)	35,779	49,950
Total Long-Term Liabilities	36,895	57,738
Total Liabilities	248,790	204,586
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,429,000 and 5,429,000 shares issued and outstanding, respectively	5,429	5,429
Paid In Capital	265,563	265,563
Accumulated Deficit	(257,118)	(235,047)
Total Stockholders’ Equity	13,874	35,945
Total Liabilities and Stockholders’ Equity	$262,664	$240,531

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009

	Year Ended
	December 31, 2010	December 31, 2009
Revenue	$870,856		$603,517
Cost of Sales	527,146		295,631
Gross Profit	343,710		307,886
Operating Expenses:
Depreciation Expense	4,811		4,305
Advertising Expense	37,009		31,104
General and Administrative	319,560		307,749
Total Operating Expenses	361,380		343,158

Net Operating Income (Loss)	(17,670)		(35,272)

Other Income (Expense)
Loss on Sale of Asset	0		(133)
Interest Expense	(4,401)		(6,748)
Total Other Income (Expense)	(4,401)		(6,881)

Net Income (Loss)	$(22,071)		$(42,153)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$	(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,429,000		5,168,376

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-in	Accumulated Deficit
	Shares	Par Value	Capital		Totals

Stockholders’ Equity, December 31, 2008	5,000,000	$5,000	$51,492	$(192,894)	$(136,402)
Shares Issued for Cash	429,000	429	214,071		214,500
Net (Loss)				(42,153)	(42,153)

Stockholders’ Equity, December 31, 2009	5,429,000	$5,429	$265,563	$(235,047)	$35,945

Net (Loss)				(22,071)	(22,071)

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009

	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(22,071)	$(42,153)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	4,304	4,305
Bad Debt Expense	(11,167)	0
Change in Assets and Liabilities:
Increase (Decrease) in Allowance for Sales Returns	4,735	(1,640)
(Increase) Decrease in Accounts Receivable	(38,692)	9,983
Increase in Due from Related Parties	0	(1,907)
(Increase) Decrease in Inventory	(1,778)	6,291
Increase (Decrease) in Accounts Payable	16,381	(8,591)
Increase in Accrued Expenses	13,645	5,492
Increase (Decrease) in Line-of-Credit	10,568	(14,204)
Increase in Other Liabilities	33,462	1,134
CASH FLOWS (USED IN) OPERATING ACTIVITIES	9,387	(41,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	0	1,800
Loss on Sale of Fixed Asset	0	0
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	1,800

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Note	(3,145)	(28,716)
Proceeds from Sale of Stock	0	214,500
Capitalized Lease Commitment	(3,336)	(3,331)
Release of Subscription Deposit	0	(33,150)
Payments on Note to Related Parties	(23,371)	(7,977)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(29,852)	141,326

NET INCREASE IN CASH	(20,465)	101,836

Cash, beginning of period	134,959	33,123
Cash, end of period	$114,494	$134,959

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,401	$6,748
Income taxes paid	$0	$0

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

NOTE 3 – DUE TO RELATED PARTIES

The Company had $22,047 and $32,047 due to a minority shareholder as of December 31, 2010 and December 31, 2009.

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

The cumulative net operating loss carry-forward is approximately $257,000 at December 31, 2010 and $235,000 at December 31, 2009, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at December 31, 2010.

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

SURFACE COATINGS, INC.

By:	Richard Pietrykowski
Richard Pietrykowski
Chief Executive Officer & Chief Financial Officer

Dated: December 14, 2011

