Form 10-K
period 2011-12-31
SURFACE COATINGS, INC.
filed 2012-03-30
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

As of February 26, 2012, there were 5,579,000 shares of Common Stock of the issuer outstanding.

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

With respect to our competitive position in the industry, it is our belief that the surface protection industry is served by at least 30 foreign and domestic manufacturers of films and tapes, the world-wide markets for coatings based on annual sales of paint, coatings, adhesives, sealants and related products is approximately $75 billion. Of this amount, the US Market accounts for approximately $30 billion. These sales represent manufacturers and distributors. We distribute the product and as such serve the small manufacturer and contractor. Our competitive position in the industry is defined by our ability to deliver timely and of a high quality coupled with price competitiveness. To that end, fiscal year 2010 sales were impacted by the national recession but were still ahead of 2009 by 44% and 2009 sales were 2% ahead of those of fiscal year 2008. In 2011, our business continued to grow as the economy recovered, resulting in a net profit. Consequently, we believe our business model affirms our competitive position in the industry relative to the customers we are targeting. Historically, customers primarily purchased from local distributors. With the broad reach of the internet, low order quantity customers, that don’t require direct assistance from a local distributor, prospect the web for an effective product at a reasonable price. Once a film/tape has been approved for use in production, customers are slow to change to another product as the cost of evaluating a new product can exceed the potential savings to be gained by changing.

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

The company currently serves a customer base of 1,052 accounts, yielding an average gross margin per sale of 40.1% and we do not have any contracts or arrangements of consequence with any customer or supplier. Our customers are primarily small manufacturers and contractors which order by phone for direct shipment to the location they need the product. In our market research, we have learned that many customers utilize our web site to determine our product offerings and pricing and then pick up the phone and order the product. Consequently, the web site allows us to not be confined to any geographic market area and through nationwide shipping and delivery companies we are able to service customers from coast to coast.

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

3M is not a supplier to the Company. Our primary raw materials are adhesive-backed films and kraft-paper cores. Our primary supplier of films is Main Tape out of Cranbury, NJ (90%). Our primary supplier of cores is T and S Products out of Dallas, Texas (100%). Both materials are readily available. We are significantly dependent upon Main Tape as a supplier due to the performance characteristics of the proprietary adhesives. We do have backup suppliers, specifically Surface Guard in Illinois, with reasonably comparable products; however, to convert our customer base over to a new supplier’s products would be a high effort undertaking.

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

Sources and Availability of Raw Material:

Our primary raw materials are adhesive-backed films and kraft-paper cores. Our primary supplier of films is Main Tape out of Cranbury, NJ (90%). Our primary supplier of cores is T and S Products out of Dallas, Texas (100%). Both materials are readily available. We are significantly dependent upon Main Tape as a supplier due to the performance characteristics of the proprietary adhesives. We do have backup suppliers, Specifically Surface Guard in Illinois, with reasonably comparable products; however, to convert our customer base over to a new supplier’s products would be a high effort undertaking.

Dependence on One or a Few Major Customers:

We are not dependent on any one or a few major customers.

Costs and Effects of Compliance with Environmental Laws:

We are not aware of nor do we anticipate any environmental laws with which we will have to comply.

Number of Employees:

We have five employees, the President, two fulltime production people and two sales/admin people. The duties of the President, who spends 100% of his time on the company, are to solicit business by implementing the marketing initiatives and developing customers as well as business strategy. The day to day duties are performed by the President and his staff.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2011, the Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on June 28, 2011 and elected Richard Pietrykowski as the sole director of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently quoted over the counter bulletin board (ITC BB) under the symbol SCTZ.OB.

At December 31, 2011, we had approximately 58 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2011

2011 was another successful year for the Company as we saw revenue increase 140% ($581,831) versus 2010. The purchase of a new perforator has helped to vertically integrate more of our manufacturing, driving costs down while speeding up the time between order and delivery. In addition to new customers, we have seen our current customers increase their orders far more this year than in the past. Our strategy to decrease our margin to attract new customers has shown its effectiveness in the results this year.

RESULTS FOR THE FISCAL YEAR ENDING DECEMBER 31 2011

REVENUE. Revenue for the twelve months ended December 31, 2011 was $1,452,687 compared to $870,856 for the twelve months ended December 31, 2010. The increase in revenue for the twelve month period is attributed to a continued rebound in the economy, particularly in the industrial manufacturing sector. Our marketing spending has been specifically geared to industrial websites and we continue to see a payoff from it.

GROSS PROFIT. Gross profit for the twelve months ended December 31, 2011 was $589,412 compared to $343,710 for the same period in 2010. Margins slightly increased this year from 39.5% to 40.6%. This is because of increased efficiency in our warehouse, and a new perforator that has lowered the cost of perforated material.

OPERATING EXPENSES. Total operating expenses for the twelve months ended December 31, 2011 were $481,188 compared to expenses for the period ended December 31, 2010 of $361,380. The increase is mainly attributable to installation of a new computer system for an increase of $22,851, and continued aggressive spending on advertising, increasing our advertising expense by $34,704. The benefits of this spending can be seen in our increase in revenues.

NET INCOME (LOSS). Net income for the twelve months ended December 31, 2011 was $102,938 compared to a loss for the period ended December 31, 2010 of $22,071.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Net Cash from Operating Activities for the year ended December 31, 2011 was positive about $16,000 This is an improvement over the same period in 2010 of about $7,000 (2010 was $9,000).

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In April 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of December 31, 2011 the Company owes $1,116 on this lease. In May 2011, the Company entered into a lease agreement with an affiliate of the President of the Company for an additional cutting machine that the Company uses in daily operations. As of December 31, 2011, the Company owes $56,820 on this lease.

We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital increased by $97,817 to $139,498 from December 31, 2010 to December 31, 2011.

STOCKHOLDER’S EQUITY: Stockholder’s Equity increased by the amount of the net income of $102,938 and the issuance of $22,500 of common stock in exchange for consulting services.

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

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2011. Based on its evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Richard Pietrykowski	63	Director, President, Secretary and Treasurer

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

ITEM 11. EXECUTIVE COMPENSATION

Following is what our officers received in 2011 and 2010 as compensation.

Name	Capacity Served	Aggregate Remuneration
Richard Pietrykowski	Director, President Secretary and Treasurer	2011: $44,400
2010: $42,400
Jeannie Pietrykowski	Director	2011: $34,500
2010: $30,300

During the twelve months ended December 31, 2011, Mr. Pietrykowski also received $47,146 in sales commission. At December 31, 2011 Mr. Pietrykowski was owed $27,055 in accrued sales commission.

ITEM 12. SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2011 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Treasurer	Richard Pietrykowski	1,800,000	32.2%
(Former) Director, (Former) Vice-President	John Donahoe	2,700,000	48.4%

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

On July 31, 2010 the Company, its former Vice President and Director, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note. The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2010 and ending on July 1, 2014. At December 31, 2011 the balance on the note was $39,153 with $14,981 classified as short-term as it is due within one year.

The Company’s President: On May 31, 2011, the Affiliate of the Company’s President loaned the Company $20,000. This note bears interest at a rate of 6% and requires monthly payments of $607 for 36 months. The total amount owed at December 31, 2011 was $8,077, of which $6,997 was classified as short-term as it is due within one year.

In May 2011, the Company entered into a capital lease with an affiliate of the Company’s president. The lease is for $63,300, payable over 36 months at 14% interest, with monthly payments of $2,160.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010 was $17,138 and $14,170 respectively.

(2) AUDIT-RELATED FEES

Fees charged in connection with filing quarterly Form 10-Q’s was $10,150 in 2011 and $10,150 in 2010.

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

PART IV

ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and December 31, 2010

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and December 31, 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and December 31, 2010

Notes to the Consolidated Financial Statements

(b) The Company did not file any Form 8-K’s in 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Surface Coatings, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Surface Coatings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Surface Coatings, Inc.’s internal control over financial reporting as of December 31, 2011 and 2010 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surface Coatings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

March 27, 2012

SURFACE COATINGS, INC. Consolidated Balance Sheets As of December 31, 2011 and 2010

	As of December 31, 2011	As of December 31, 2010
Assets
Current Assets
Cash and Cash Equivalents	$116,451	$114,494
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,937 and $7,220)	91,791	88,463
Allowance for Estimated Returns	(1,400)	(6,845)
Prepaid Expenses	5,852	0
Inventory	88,751	57,464
Total Current Assets	301,445	253,576
Fixed Assets:
Machinery and Equipment	81,627	18,327
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(17,904)	(10,645)
Total Fixed Assets	65,129	9,088

Total Assets	$366,574	$262,664

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$53,048	$33,028
Accrued Expenses	37,876	73,050
Due to Related Parties	22,047	22,047
Customer Deposit	0	33,462
Current Portion of Notes Payable to Related Parties	21,978	17,469
Current Portion of Capital Lease Obligation	1,116	3,336
Current Portion of Capital Lease Obligation – Related Party	18,904	0
Line-of-Credit	6,978	29,503
Total Current Liabilities	161,947	211,895
Long-Term Liabilities
Capital Lease Obligation	0	1,116
Capital Lease Obligation – Related Party	40,064	0
Notes Payable to Related Parties (net of current portion)	25,253	35,779
Total Long-Term Liabilities	65,317	36,895
Total Liabilities	227,264	248,790
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,579,000 and 5,429,000 shares issued and outstanding, respectively	5,579	5,429
Paid In Capital	287,913	265,563
Accumulated Deficit	(154,182)	(257,118)
Total Stockholders’ Equity	139,310	13,874
Total Liabilities and Stockholders’ Equity	$366,574	$262,664

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2011 and 2010

	Year Ended
	December 31, 2011	December 31, 2010
Revenue	$1,452,687	$870,856
Cost of Sales	863,275	527,146
Gross Profit	589,412	343,710
Operating Expenses:
Depreciation Expense	7,259	4,811
Advertising Expense	71,713	37,009
General and Administrative	402,218	319,560
Total Operating Expenses	481,190	361,380

Net Operating Income (Loss)	108,222	(17,670)

Other (Expense)
Interest Expense	(5,286)	(4,401)
Total Other (Expense)	(5,286)	(4,401)

Net Income (Loss)	$102,936	$(22,071)

Basic and Diluted Earnings (Loss) per share	$0.02	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,448,315	5,429,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals
Stockholders’ Equity, December 31, 2009	5,429,000	$5,429	$265,563	$(235,047)	$35,945
Net (Loss)				(22,071)	(22,071)

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874
Shares Issued for Services	150,000	150	22,350		22,500
Net Income				102,936	102,936

Stockholders’ Equity, December 31, 2011	5,579,000	$5,579	$287,913	$(154,182)	$139,310

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

   SURFACE COATINGS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	Year Ended December 31, 2011	Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$102,936	$(22,071)

Adjustments to reconcile net deficit to cash used by operating activities:

Depreciation	7,259	4,304
Stock Issued for Services	22,500	0

Bad Debt Expense	0	(11,167)

Change in Assets and Liabilities:
Increase (Decrease) in Allowance for Sales Returns	(5,445)	4,735
(Increase) in Accounts Receivable	(3,328)	(38,692)
(Increase) in Inventory	(31,287)	(1,778)
(Increase) in Prepaid Expenses and Other Assets	(5,852)	0
Increase in Accounts Payable	20,020	16,381
Increase in Accrued Expenses	(35,174)	13,645
Increase (Decrease) in Line-of-Credit	(22,525)	10,568
Increase (Decrease) in Other Liabilities	(33,462)	33,462

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	15,642	9,387

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(63,300)	0

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(63,300)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Capital Lease Financing	63,300	0
Proceeds from Note to Related Party	20,000	0
Payments on Capital Leases	(7,668)	(3,336)
Payments on Notes to Related Parties	(26,017)	(26,516)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITES	49,615	(29,852)

NET INCREASE IN CASH	1,957	(20,465)
Cash, beginning of period	114,494	134,959
Cash, end of period	$116,451	$114,494

SUPPLEMENTAL CASH FLOW INFORMATION
Stock Issued for Services	$22,500	$0
Interest paid	$5,286	$4,401
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements December 31, 2011

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Surface Coatings, Inc. (“Surface Coatings”, the “Company”) is the parent company of Surface Armor, LLC, and (“Surface Armor”) a company incorporated under the laws of the State of Texas on July 19, 2005.  The Company operates as a converter and distributor of temporary surface protection tapes, mainly to the construction industry and for the past five years has been developing its business. The Company is located in Texas and sells its product locally as a distributor and throughout the U.S. over the internet.

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

During 2008, the Company filed a Form S-1 to register the sale of their common stock.  The registration was declared effective on October 14, 2008.  Since then the Company has filed a post-effective amendment reducing their minimum amount under the registration from $75,000 to $50,000 which was approved on September 30, 2009.  The offering closed in 2009 and as of December 31, 2009, the Company raised $214,500 by selling 429,000 shares at $.50 per share.

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

Management believes that all adjustments necessary for a fair statement of the results for the years ended December 31, 2011 and 2010 have been made.

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

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

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

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is calculated on a straight-line basis over five to seven years.

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”.     Revenue will be recognized only when all of the following criteria have been met:

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were approximately $1,400 and $14,800 for the years ended December 31, 2011 and 2010, respectively.  In accordance with ASC 740-10, revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends. As of December 31, 2011 and 2010, the allowance for estimated returns was $1,400 and $6,845, respectively.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $71,713 and $37,009 in advertising costs for the years ended December 31, 2011 and 2010, respectively.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the years ended December 31, 2011 and 2010, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

NOTE 2 – FIXED ASSETS

Fixed Assets at December 31, 2011 and 2010 are as follows:

	Dec 31,	Dec 31,
	2011	2010
Property & Equipment	$81,627	$18,327
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(17,904)	(10,645)
Total Fixed Assets	$65,129	$9,088

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $7,259 and $4,304 for the years ended December 31, 2011 and 2010, respectively. Capitalized lease amortization expense was $1,142 and $1,142 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, there was $8,775, for the first capital lease asset included in fixed assets with a remaining capitalized lease obligation of $1,116.   On May 9, 2011 the Company entered into a capital lease agreement with an affiliate of the President for machinery. The equipment was placed in service in October, 2011. The capital lease is for $63,300, payable over 36 months at 14% interest, with monthly payments of principal and interest of $2,160. The Company has the option to buy the equipment for $1 at the end of the lease. This second capital lease asset is included in fixed assets with a remaining capitalized lease obligation of $58,820.

NOTE 3 – DUE TO RELATED PARTIES

The Company had $22,047 and $22,047 due to a minority shareholder as of December 31, 2011 and December 31, 2010.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

On May 31, 2011, the Affiliate of the Company’s President loaned the Company $20,000. This note bears interest at a rate of 6% and requires monthly payments of $607 for 36 months. The total amount owed at December 31, 2011 was $8,077, of which $6,997 was classified as short-term as it is due within one year.

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

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,406 beginning on August 1, 2009 and ending on July 1, 2014.  At December 31, 2011 the balance on the note was $39,154 with $14,980 classified as short-term as it is due within one year.

NOTE 5 – CAPITAL LEASE OBLIGATION

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at December 31, 2011 and December 31, 2010 was $1,116 and $4,452 respectively, of which $1,116 is due during the next 12 months and is classified as a current liability. At December 31, 2011, capitalized interest associated with the lease was $381 and is included in fixed assets.

On May 9, 2011 the Company entered into a capital lease agreement with an affiliate of the President for machinery. The equipment was delivered in October, 2011 and payments commenced on October 7, 2011. The capital lease is for $63,300 payable over 36 months at 14% interest, with monthly payments of principal and interest of $2,160. The Company has the option to buy the equipment for $1 at the end of the lease. The total amount owed at December 31, 2011, was $56,820 of which $18,940 is due during the next 12 months and is classified as a current liability.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $36,000 credit limit, and bears an interest rate of 7.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of December 31, 2011 and December 31, 2010, the amounts outstanding under this line of credit were $6,978 and $29,503, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares outstanding as of December 31, 2011 and 2010.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,579,000 and 5,429,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively.

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

Future Obligation
2012	$27,000
2013	27,000
2014	24,750
Total	$78,750

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	December 31,	December 31,
	2011	2010
Prior Year	$85,430	$79,916
Utilization of NOL	(25,734)	0
Tax Benefit for Current Period	0	5,514
Net Operating Loss Carryforward	$59,696	$85,430
Less: Valuation Allowance	(59,696)	(85,430)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $154,000 at December 31, 2011 and $257,000 at December 31, 2010, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings; therefore, the net deferred tax asset has been fully reserved at December 31, 2011.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2011 of approximately $154,182 and had working capital of approximately $139,498.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2011.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 11 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 27, 2012, which is the date the financial statements were issued. No reportable events were noted.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

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

As of December 31, 2011, the Company had no instruments with Level 1 or Level 2 inputs.

The Company had notes payable to shareholders and related parties and capital leases totaling $107,315 at December 31, 2011, which are valued using Level 3 inputs.   Due to the short maturity of these obligations (one less than one year, the other less than five years), the carrying value of these notes approximates the fair value in all material respects.

As of December 31, 2011, the Company did not have any other financial instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SURFACE COATINGS, INC.

By: /s/ Richard Pietrykowski

Richard Pietrykowski

Chief Executive Officer & Chief Financial Officer

Dated: March 28, 2012

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

