Form 10-Q
period 2012-03-31
SURFACE COATINGS, INC.
filed 2012-05-21
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012, there were 5,579,000 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	15

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	18
Item 3.	Default upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

SURFACE COATINGS, INC. Consolidated Balance Sheets As of March 31, 2012 and December 31, 2011

	As of March 31, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$48,900	$116,451
Accounts Receivable (Net of Allowance for Doubtful Accounts of $6,237 and 1,937)	135,227	91,791
Allowance for Estimated Returns	(1,400)	(1,400)
Prepaid Expenses	5,042	5,852
Inventory	86,551	88,751
Total Current Assets	274,320	301,445
Fixed Assets:
Machinery and Equipment	81,627	81,627
Leasehold Improvements	1,406	1,406
Less: Accumulated Depreciation	(22,075)	(17,904)
Total Fixed Assets	60,958	65,129

Total Assets	$335,278	$366,574

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$86,797	$53,048
Accrued Expenses	36,136	37,876
Due to Related Parties	35,019	22,047
Current Portion of Notes Payable to Related Patty	21,567	21,978
Capital Lease Obligation	282	1,116
Current Portion of Capital Lease Obligation – Related Party	19,568	18,904
Line-of-Credit	8,491	6,978
Total Current Liabilities	207,860	161,947
Long-Term Liabilities
Capital Lease Obligation – Related Party (net of current portion)	34,916	40,064
Notes Payable to Related Parties (net of current portion)	20,288	25,253
Total Long-Term Liabilities	55,204	65,317
Total Liabilities	263,064	227,264
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,579,000 and 5,579,000 shares issued and outstanding, respectively	5,579	5,579
Additional Paid In Capital	287,913	287,913
Accumulated Deficit	(221,278)	(154,182)
Total Stockholders’ Equity	72,214	139,310
Total Liabilities and Stockholders’ Equity	$335,278	$366,574

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue	$322,770	$393,005
Cost of Sales	181,351	258,731
Gross Profit	141,419	134,274
Operating Expenses:
Depreciation Expense	4,171	355
Advertising Expense	19,393	9,343
General and Administrative	182,293	94,345
Total Operating Expenses	205,857	104,043

Net Operating Income (Loss)	(64,438)	30,231

Other Income (Expense)
Interest Expense	(2,658)	(800)
Total Other Income (Expense)	(2,658)	(800)

Net Income (Loss)	$(67,096)	$29,431

Basic and Diluted Earnings (Loss) per share	$(0.01)	$0.01

Weighted Average Shares Outstanding:
Basic and Diluted	5,579,000	5,429,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Three Months Ended March 31, 2012 (Unaudited) and the Year Ended December 31, 2011 (Audited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874

Shares Issued for Services	150,000	150	22,350		22,500
Net Income (Loss)				(102,936)	(102,936)

Stockholders’ Equity, December 31, 2011	5,579,000	$5,579	$287,913	$(154,182)	$139,310

Net Income (Loss)				(67,096)	$(67,096)

Stockholders’ Equity, March 31, 2012	5,579,000	$5,579	$287,913	$(221,278)	$72,214

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(67,096)	$29,431

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	4,171	1,076
Bad Debt Expense	4,300	(14,611)
Change in Assets and Liabilities:
(Increase) in Accounts Receivable	(47,736)	(19,371)
Decrease in Inventory	2,200	6,679
(Increase) Decrease in Other Assets	810	(181)
Increase in Accounts Payable	33,748	29,028
Increase in Related Party Accounts Payable	12,972	0
(Decrease) in Other Liabilities	0	(30,574)
(Decrease) in Accrued Expenses	(1,740)	(13,174)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(58,371)	(11,697)

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (Payments on) Line of Credit	1,513	(3,357)
Payments on Capital Leases	(5,318)	(834)
Payments on Notes to Related Parties	(5,375)	(3,418)
CASH FLOWS (USED IN) FINANCING ACTIVITIES	(9,180)	(7,609)

NET INCREASE IN CASH	(67,551)	(19,306)

Cash, beginning of period	116,451	114,494
Cash, end of period	$48,900	$95,188

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,658	$860
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements March 31, 2012 (Unaudited)

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the on Form S-1/A that was effective on October 14, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 and should be read in conjunction with the Company’s Form 10-K filing for 2011.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition” Revenue will be recognized only when all of the following criteria have been met:

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

The Company’s return policy allows customers to return products for up to 15 days after shipment.  Customer returns were $1,497 and $8,790 for the three months ended March 31, 2012 and 2011, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of a reserve to estimate returns, markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience and company and industry trends.  As of March 31, 2012, the allowance for estimated returns was $1,400.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

The types of costs included in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Advertising:

The Company incurred $19,393 and $9,343 in advertising costs for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2012 and 2011, the Company had no items of other comprehensive income. Therefore, the net profit equals comprehensive profit for the periods then ended.

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

NOTE 2 – FIXED ASSETS

Fixed Assets at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Property & Equipment	$81,627	$81,627
Telephone System	1,406	1,406
Less: Accumulated Depreciation	(22,075)	(17,904)
Total Fixed Assets	$60,958	$65,129

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from five to seven years.   Depreciation expense was $4,147 and $1,076 for the three months ended March 31, 2012 and 2011..

At March 31, 2012, there was a $8,775 capital lease asset included in fixed assets with a remaining capitalized lease obligation of $282.  At March 31, 2012, capitalized interest associated with the lease was $285.

NOTE 3 – DUE TO RELATED PARTIES

The Company had $35,019 and $22,047 due to a minority shareholder as of March 31, 2012 and December 31, 2011, respectively.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Note Payable to Shareholder:

On May 31, 2011, an Affiliate of the Company’s President loaned the Company $20,000. This note bears interest at a rate of 6% and requires monthly payments of $607 for 36 months. The total amount owed at March 31, 2012 and December 31, 2011 was $6,366 and $8,077, respectively. At March 31, 2012 the $6,366 is all current.

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

On July 31, 2009 the Company, one of its Vice Presidents and Directors, John Donahue and Trinity (of which Mr. Donahue is also an officer and shareholder), agreed to combine the Trinity Operations Note and the Trinity Advance Note into one note.  The new note is for a total of $73,000, ($63,594 of principal and $9,406 of accrued interest) at an interest rate of 6% per annum, payable over five years with monthly payments of $1,405.90 beginning on August 1, 2009 and ending on July 1, 2014.  At March 31, 2012 the balance on the note was $35,490 with $15,201 classified as short-term as it is due within one year.  The current portion as of December 31, 2011 was $14,415.

NOTE 5 – CAPITAL LEASE OBLIGATION

In June 2008, the Company entered into a capital lease agreement for the lease of equipment.  The lease requires monthly payments of $278 for four years.  At the end of the lease term, the Company is entitled to purchase the equipment for $1.  The total amount owed at March 31, 2012 and December 31, 2011 was $282 and $1,116 respectively, of which $282 is due during the next 12 months and is classified as a current liability. At March 31, 2012, capitalized interest associated with the lease was $285 and is included in fixed assets.

On May 9, 2011 the Company entered into a capital lease agreement with an affiliate of the President for machinery. The equipment was delivered in October, 2011 and payments commenced on October 7, 2011. The capital lease is for $63,300 payable over 36 months at 14% interest, with monthly payments of principal and interest of $2,160. The Company has the option to buy the equipment for $1 at the end of the lease. The total amount owed at March 31, 2012 and December 31, 2011, was $54,484 and $58,968, respectively. At March 31, 2012 $19,568 is due during the next 12 months and is classified as a current liability.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with Bank of America.  The LOC has a $36,000 credit limit, and bears an interest rate of 7.24% per annum.  The Company is required to make monthly payments equal to 1% of the outstanding balance plus the interest expense for the previous month.    As of March 31, 2012 and December 31, 2011, the amounts outstanding under this line of credit were $8,491 and $6,978, respectively.

NOTE 7 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of March 31, 2012 and December 31, 2011.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 5,579,000 and 5,579,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

The Company does not have any stock option plans or stock warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases a 7,500 square foot office and warehouse facility in Rockwall, Texas.  The Company signed a five year lease in November 2009 at a rate of $2,250 per month.    The Company has no other lease obligations.    The Company’s future lease obligations are as follows:

Future Obligation
2012	20,250
2013	27,000
2014	24,750
Total	$72,000

NOTE 9 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes” (which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2012	2011
Prior Year	$59,696	85,430
Tax Benefit for Current Period	16,774	0
Utilization of NOL	0	(25,734)
Net Operating Loss Carryforward	$76,470	$59,696
Less: Valuation Allowance	(76,470)	(59,696)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $221,000 at March 31, 2012 and $154,000 at December 31, 2011, and will expire in the years 2026 through 2032.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2012 totaling $221,278 and had working capital of $66,260.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2012.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that they will have no material impact on the financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 14, 2012, which is the date the financial statements were issued. No reportable events were noted.

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

The first three months of 2012 have been strong as the economy continues to rebound. Sales have been strong through the first quarter and we expect this trend to continue throughout the summer as the weather improves. A strong advertising campaign last year has generated many leads. We are confident in the current business environment and expect volume to continue increasing.

RESULTS FOR THE QUARTER ENDED March 31, 2012

Our first quarter ended on March 31, 2012.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2012, was $322,770 compared to $393,005 for the period ended March 31, 2011.  The decrease of $70,235 was due to an effort to decrease our costs and streamline our services from order to shipment, which resulted in less advertising and ultimately less revenue.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2012 was $141,419 compared to $134,274 for the three month period ended March 31, 2011.  Margins increased in the quarter ended March 31, 2012 versus the same period in 2011 from 34.2% to 43.8%. This increase of is a result of improving our system to minimize the costs of goods sold.

OPERATING EXPENSES. Total operating expenses, for the three months ended March 31, 2012, were $205,857 compared to expenses for the period ended March 31, 2011 of $104,043.  The increase in cost in the three month period ended March 31, 2012 of about about 90% is due to increased payroll, advertising, rent and merchant fees; these increases were partially off-set by a decrease in travel and professional fees.

NET INCOME (LOSS). Our net loss for the three months ended March 31, 2012 was $(67,096) compared to net income for the period ended March 31, 2011 of $29,431.   The decrease is due to hiring new administrative personnel. The construction supply business was extremely laggard in Q1 of 2012.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  When this is not plausible the Company looks to shareholder advances, and if necessary, related party advances. Net Cash from Operating Activities for the three months ended March 31, 2012 was negative $58,371.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the Net Cash from Operating Activities. If there is a need the Company will seek additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.

Capital Resources

In June 2008, the Company entered into a capital lease agreement that has a term of four years, ending May 2012.  The general purpose of the loan agreement was to purchase a cutting machine that the company uses in daily operations.  As of March 31, 2012 the Company owes $282.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased from December 31, 2011 to March 31, 2012 by about $111,000, to approximately $66,500. This change is mainly due to a decrease in cash ($67,300). There were other items that changed but net out to have no impact.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $67,096, as a result of the loss for the period.

Employees

At March 31, 2012, the Company had six employees.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive and Chief Financial Officer as of March 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)     A Form 8-K was filed on April 1, 2011 announcing the appointment of Jeannie Pietrykowski as Vice-President and Treasurer.

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

Date: May 21, 2012

