Form 10-Q
period 2012-06-30
SURFACE COATINGS, INC.
filed 2012-08-14
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-145831

SURFACE COATINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8611799
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1541 E. I30, Suite 140, Rockwall, Texas 75087

(Address of principal executive offices)

  (972) 722-4411

(Issuer's telephone number)

2007 Industrial Blvd., Suite A, Rockwall, Texas 75087

(972) 722-7351

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X ]   No [ ].

As of August 10, 2012, there were 3,779,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	10

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 3.	Default upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

SURFACE COATINGS, INC. Consolidated Balance Sheets As of June 30, 2012 and December 31, 2011

	As of June 30, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$2,449	$11,694
Assets Held For Sale	—	354,880
Total Current Assets	2,449	366,574

Total Assets	$2,449	$366,574

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$263	$265
Accrued Expenses	750	500
Due to Related Parties	36,454	22,047
Liabilities Held For Sale	—	204,452
Total Current Liabilities	37,467	227,264

Total Liabilities	37,467	227,264

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 3,779,000 and 5,579,000 shares issued and outstanding, respectively	3,779	5,579
Additional Paid In Capital	166,364	287,913
Accumulated Deficit	(205,161)	(154,182)
Total Stockholders’ Equity	(35,018)	139,310
Total Liabilities and Stockholders’ Equity	$2,449	$366,574

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses:
General and Administrative	5,215	9,649	23,900	22,067
Total Operating Expenses	5,215	9,649	23,900	22,067

Net Operating Income (Loss) from Continuing Operations	(5,215)	(9,649)	(23,900)	(22,067)

Net Income (Loss) from Discontinued Operations	21,332	59,233	(27,079)	101,082

Net Income (Loss)	$16,117	$49,584	$(50,979)	$79,015

Basic and Diluted Earnings (Loss) per share from Continuing Operations	$0.00	$0.00	$0.00	$0.00
Basic and Diluted Earnings (Loss) per share from Discontinued Operations	$0.00	$0.01	$0.00	$0.02
Basic and Diluted Earnings (Loss) per share	$0.01	$0.01	$0.00	$0.01

Weighted Average Shares Outstanding:
Basic and Diluted	5,579,000	5,429,000	5,579,000	5,429,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Six Months Ended June 30, 2012 (Unaudited) and the Year Ended December 31, 2011 (Audited)

	Common		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Totals

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874

Shares Issued for Service	150,000	150	22,350		22,500
Net Income				102,936	102,936

Stockholders’ Equity, December 31, 2011	5,579,000	$5,579	$287,913	$154,182	$139,310

Shares Cancelled due to sale of Subsidiary to Related Party	(1,800,000)	(1,800)	(178,200)		(180,000)

Gain on Sale of Subsidiary to Related Party			56,651		56,651

Net Loss				(50,979)	(50,979)

Stockholders’ Equity, June 30, 2012	3,779,000	$3,779	$166,364	$(205,161)	$(35,018)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(50,979)	$79,015

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	8,341	2,082
Bad Debt Expense	4,300	(13,414)
Increase in Allowance for Sales Returns	0	(5,445)
Change in Assets and Liabilities:
(Increase) in Accounts Receivable	(59,491)	(7,283)
(Increase) in Inventory	(6,787)	(14,325)
(Increase) in Other Assets	(16,539)	(6,285)
Increase in Accounts Payable	14,871	20,181
Increase in Related Party Accounts Payable	19,037	0
(Decrease) in Other Liabilities	0	(33,462)
Increase (Decrease) in Accrued Expenses	3,910	(15,924)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(83,337)	5,140

CASH FLOWS FROM INVESTING ACTIVITIES
Transfer of Cash in Sale of Subsidiary	(22,272)	0
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(22,272)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances on (Payments on) Line of Credit	15,738	(9,997)
Proceeds on Note Payable from Shareholder	0	20,000
Payments on Capital Leases	(1,112)	(1,668)
Payments on Notes to Related Parties	(23,019)	(6,925)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,393)	1,410

NET INCREASE (DECREASE) IN CASH	(114,002)	6,550

Cash, beginning of period	116,451	121,044
Cash, end of period	$2,449	$95,188

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,203	$1,512
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements June 30, 2012 (Unaudited)

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

On June 30, 2012, due to losses and continuing related expenses, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to our President, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital.

.

The Company operates on a calendar year-end.  Due to the nature of their operations, the Company operates in only one business segment.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Form 10-K filed on March 30, 2012.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 and should be read in conjunction with the Company’s Form 10-K filing for 2011.

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

NOTE 2 – DUE TO RELATED PARTIES

The Company had $36,454 and $22,047 due to a minority shareholder, related to funding of operating expenses, as of June 30, 2012 and December 31, 2011, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of June 30, 2012 and December 31, 2011.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 3,779,000 and 5,579,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively. In conjunction with the disposition of the wholly owned subsidiary, Surface Armor, the 1,800,000 shares registered in the name of the President were cancelled at a value of $.10 per share or $180,000. The value of the cancelled shares was determined by the closing price of the stock on the day of the cancellation, discounted for a lack of marketability, as the stock was restricted and comprised of a block of approximately 32% of the outstanding shares.

The Company does not have any stock option plans or stock warrants.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes” (which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2012	2011
Prior Year	$59,696	85,430
Tax Benefit for Current Period	12,745	0
Utilization of NOL	0	(25,734)
Net Operating Loss Carryforward	$72,441	$59,696
Less: Valuation Allowance	(72,441)	(59,696)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $205,000 at June 30, 2012 and $154,000 at December 31, 2011, and will expire in the years 2026 through 2032.    The realization of deferred tax benefits is contingent upon future earnings; therefore, the net deferred tax asset has been fully reserved.

NOTE 5 – SALE OF SUBSIDIARY TO RELATED PARTY

On June 30, 2012, due to losses and continuing related expenses, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to the President, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The shares were valued at $.10 per share or $180,000. The value of the cancelled shares was determined by the closing price of the stock on the day of the cancellation, discounted for a lack of marketability, as the stock was restricted and comprised of a block of approximately 32% of the outstanding shares. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2012 totaling $205,161 and had negative working capital of $35,018.  Surface Coatings’ consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Surface Coatings has suffered losses since inception and has no operations to generate revenue or cash flows. These conditions raise substantial doubt as to Surface Coatings’ ability to continue as a going concern.

The Company’s will rely on shareholder advances or will seek alternate capital funding to fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 7 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 14, 2012, which is the date the financial statements were issued. On July 9, 2012, the Company appointed Mr. David McCune as Director, President, Secretary and Treasurer of Surface Coatings, Inc. On July 31, 2012, the Company issued 10,000 shares of stock to Mr. McCune for consideration for services performed.

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

General

On June 30, 2012, due to losses and continuing related expenses, the Registrant divested our wholly owned subsidiary Surface Armor, LLC to our President, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The shares were valued at $.10 per share or $180,000. The value of the cancelled shares was determined by the closing price of the stock on the day of the cancellation, discounted for a lack of marketability, as the stock was restricted and comprised of a block of approximately 32% of the outstanding shares. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital.

RESULTS FOR THE QUARTER ENDED JUNE 30, 2012

Our second quarter ended on June 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  There was no revenue from continuing operations for the three and six months ended December 31, 2012 and 2011.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2012 and 2011 were $5,215 and $9,649, respectively.  Total operating expenses for the six months ended June 30, 2012 and 2011 were $23,900 and $22,067, respectively. The expenses relate to the continuing operations related audit fees and other services. There was no depreciation expense incurred.

DISCONTINUED OPERATIONS. The net income related to discontinued operations for the three months ending June 30, 2012 and 2011 was $21,332 and $59,233, respectively. The net income (loss) related to discontinued operations for the six months ending June 30, 2012 and 2011 was a loss of $27,079 and income of $101,082, respectively and income of $21,332 and $59,233 for the three months ended June 30, 2012 and 2011, respectively.

NET INCOME (LOSS). The net income for the three months ended June 30, 2012 and 2011 were $16,117 and $49,233, respectively. The net income (loss) for the six months ending June 30, 2012 and 2011 was a loss of $50,979 and income of $79,015, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance was $2,449 at June 30, 2012. As discussed in Note 6 to the financial statements, the Company has recurring losses and an accumulated deficit. As discussed in Notes 1 and 5 to the financial statements, the Company sold its wholly owned subsidiary as of June 30, 2012. We now have minimal cash flow requirements as we have to cover the costs of public company requirements, while we search for a suitable acquisition candidate.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company currently relies on short-term financing of working capital from vendors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:

The company has no long term liquidity plans as it is searching for a suitable acquisition partner.

Capital Resources

We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased from December 31, 2011 to June 30, 2012 by about $174,000, to approximately negative $35,000. This reduction is due to the sale of its operating subsidiary.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $174,000, as a result of the loss for the period ($50,979) as well as the cancellation of shares ($180,000) and the gain on the sale of its subsidiary ($56,651).

Employees

At June 30, 2012, the Company had one employee.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2012, our Chief Executive and Chief Financial Officer as of June 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	Three Form 8-K’s were filed since March 31, 2012:

July 9, 2012 announcing the resignation of Rick Pietrykowski and Jeannie Pietrykowski from their positions as officers and directors and announcing the appointment of David McCune as President and Director.

August 1, 2012 announcing the disposition of its wholly owned subsidiary, Surface Armor, LLC.

August 3, 2012 announcing the change of address.

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

Surface Coatings, Inc.

By /s/  David McCune

David McCune, President, Chief Executive Officer and Chief Financial Officer

Date: August 14, 2012

