Form 10-Q
period 2012-09-30
SURFACE COATINGS, INC.
filed 2012-11-19
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

_______________________

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

As of November 10, 2012, there were 3,789,000 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	10

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 3.	Default upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

SURFACE COATINGS, INC. Consolidated Balance Sheets As of September 30, 2012 and December 31, 2011

	As of September 30, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$780	$11,694
Assets Held For Sale	—	354,880
Total Current Assets	780	366,574

Total Assets	$780	$366,574

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$0	$265
Accrued Expenses	500	500
Due to Related Parties	46,942	22,047
Liabilities Held For Sale	—	204,452
Total Current Liabilities	47,442	227,264

Total Liabilities	47,442	227,264

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 3,789,000 and 5,579,000 shares issued and outstanding, respectively	3,789	5,579
Additional Paid In Capital	192,354	287,913
Accumulated Deficit	(242,805)	(154,182)
Total Stockholders’ Equity (Deficit)	(46,662)	139,310
Total Liabilities and Stockholders’ Equity	$780	$366,574

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses:
General and Administrative	37,644	3,730	61,544	22,067
Total Operating Expenses	37,644	3,730	61,544	22,067

Net Operating Income (Loss) from Continuing Operations	(37,644)	(3,730)	(61,544)	(22,067)

Net Income (Loss) from Discontinued Operations	—	43,258	(27,079)	101,082

Net Income (Loss)	$(37,644)	$39,528	$(88,623)	$79,015

Basic and Diluted Earnings (Loss) per share from Continuing Operations	$(0.01)	$0.00	$(0.01)	$0.00
Basic and Diluted Earnings (Loss) per share from Discontinued Operations	$0.00	$0.01	$(0.01)	$0.02
Basic and Diluted Earnings (Loss) per share	$(0.01)	$0.01	$(0.02)	$0.02

Weighted Average Shares Outstanding:
Basic and Diluted	3,785,630	5,429,000	4,976,847	5,429,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Nine Months Ended September 30, 2012 (Unaudited) and the Year Ended December 31, 2011 (Audited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874

Shares Issued for Services	150,000	150	22,350		22,500
Net Income				102,936	102,936

Stockholders’ Equity, December 31, 2011	5,579,000	$5,579	287,913	$(154,182)	$139,310

Shares cancelled due to sale of Subsidiary to Related Party	(1,800,000)	(1,800)	(178,200)		(180,000)

Shares Issued for Services	10,000	10	25,990		26,000

Gain on Sale of Subsidiary to Related Party			56,651		56,651

Net Loss				(88,623)	$(88,623)

Stockholders’ Equity, (Deficit), September 30, 2012	3,789,000	$3,789	$192,354	$(242,805)	$(46,662)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Nine months Ended September 30, 2012 and September 30, 2011 (Unaudited)

	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(88,623)	$118,543

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	8,341	3,088
Stock Issued for Services	26,000	0
Bad Debt Expense	4,300	(13,413)
Increase in Allowance for Sales Returns	0	0
Change in Assets and Liabilities:
(Increase) in Accounts Receivable	(59,491)	(27,408)
(Increase) in Inventory	(6,787)	(3,387)
(Increase) in Other Assets	(16,539)	(14,946)
Increase in Accounts Payable	14,871	35,122
Increase in Related Party Accounts Payable	29,012	0
(Decrease) in Other Liabilities	0	(33,462)
Increase (Decrease) in Accrued Expenses	3,910	(35,097)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(85,006)	29,040

CASH FLOWS FROM INVESTING ACTIVITIES
Transfer of Cash in Sale of Subsidiary	(22,272)	0
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(22,272)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances on (Payments on) Line of Credit	15,738	(19,716)
Proceeds on Note Payable from Shareholder	0	20,000
Payments on Capital Leases	(1,112)	(2,502)
Payments on Notes to Related Parties	(23,019)	(22,275)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,393)	(24,493)

NET INCREASE (DECREASE) IN CASH	(115,671)	4,547

Cash, beginning of period	116,451	114,494
Cash, end of period	$780	$119,041

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,203	$2,546
Income taxes paid	$0	$0
Stock Issued for Services	$26,000	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements September 30, 2012 (Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Surface Coatings, Inc. (“Surface Coatings”, the “Company”) was the parent company of Surface Armor, LLC, (“Surface Armor”) a company incorporated under the laws of the State of Texas on July 19, 2005.  The Company operates as a converter and distributor of temporary surface protection tapes, mainly to the construction industry and for the past five years has been developing its business. The Company is located in Texas and sells its product locally as a distributor and throughout the U.S. over the internet.

On June 30, 2012, due to an accumulated deficit of $154,182 at December 31, 2011 and a net loss of $50,979 through six months of 2012, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to our President at the time of the transaction, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital. Accordingly the company has reported results from operations for six months ending June 30, 2011 related to Surface Armor (under discontinued operations) and have reported the balance sheet of only Surface Coatings, Inc at September 31, 2012 and its expenses for the nine months ended September 31, 2012.

The Company operates on a calendar year-end.  The Company is currently evaluating business options which may include, but not be limited to, pursuing an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

NOTE 2 – DUE TO RELATED PARTIES

The Company had $46,942 and $22,047 due to a minority shareholder , related to funding of operating expenses, as of September 30, 2012 and December 31, 2011, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of September 30, 2012 and December 31, 2011.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 3,789,000 and 5,579,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively. In conjunction with the disposition of the wholly owned subsidiary, Surface Armor, the 1,800,000 shares registered in the name of the President were cancelled at a value of $.10 per share or $180,000. The value of the cancelled shares was determined by the closing price of the stock on the day of the cancellation, discounted for a lack of marketability, as the stock was restricted and comprised of a block of approximately 32% of the outstanding shares. When the current President was appointed he was awarded 10,000 shares.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2012	2011
Prior Year	$59,696	85,430
Tax Benefit for Current Period	22,156	0
Utilization of NOL	0	(25,734)
Net Operating Loss Carry-forward	$81,852	$59,696
Less: Valuation Allowance	(81,852)	(59,696)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $242,805 at September 30, 2012 and $154,000 at December 31, 2011, and will expire in the years 2026 through 2032.    The realization of deferred tax benefits is contingent upon future earnings; therefore, the net deferred tax asset has been fully reserved.

NOTE 5 – SALE OF SUBSIDIARY TO RELATED PARTY

On June 30, 2012, due to an accumulated deficit of $154,182 at December 31, 2011 and a net loss of $50,979 through six months of 2012, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to the President (at the time of the transaction), who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The shares were valued at $.10 per share or $180,000. The value of the cancelled shares was determined by the closing price of the stock on the day of the cancellation, discounted for a lack of marketability, as the stock was restricted and comprised of a block of approximately 32% of the outstanding shares. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2012 totaling $242,805 and had negative working capital of $46,662.  Surface Coatings’ consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Surface Coatings has suffered losses since inception and has no operations to generate revenue or cash flows. These conditions raise substantial doubt as to Surface Coatings’ ability to continue as a going concern.

The Company’s will rely on shareholder advances or will seek alternate capital funding to fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 7 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 14, 2012, which is the date the financial statements were issued. On November 16, 2012 David McCune resigned as an officer and director of Surface Coatings, Inc. The shareholders, by majority consent in lieu of a meeting, appointed Charles Smith to serve as a Director and as President, Chief Executive Officer, Secretary and Treasurer of Surface Coatings, Inc. Otherwise, no reportable events were noted.

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

General

On June 30, 2012, due to an accumulated deficit of $154,182 at December 31, 2011 and a net loss of $50,979 through six months of 2012, the Registrant divested our wholly owned subsidiary Surface Armor, LLC to our President (at the time of the transaction), who has since resigned and been replaced. A majority of shareholders, other than the President, approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The shares were valued at $.10 per share or $180,000. The value of the cancelled shares was determined by the closing price of the stock on the day of the cancellation, discounted for a lack of marketability, as the stock was restricted and comprised of a block of approximately 32% of the outstanding shares. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital.

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Our second quarter ended on September 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  There was no revenue from continuing operations for the three and nine months ended December 31, 2012 and 2011.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2012 and 2011 were $37,644 and $3,730, respectively.  Total operating expenses for the nine months ended September 30, 2012 and 2011 were $61,544 and $25,797, respectively. The expenses relate to the continuing operations related audit fees and other services. There was no depreciation expense incurred.

DISCONTINUED OPERATIONS. The net income related to discontinued operations for the three months ending September 30, 2012 and 2011 was $0 and $43,258, respectively. The net income (loss) related to discontinued operations for the nine months ending September 30, 2012 and 2011 was a loss of $27,079 and income of $101,082, respectively.

NET INCOME (LOSS). The net income (loss) for the three months ended September 30, 2012 and 2011 was a loss of $37,644 and income of $39,528, respectively. The net income (loss) for the nine months ending September 30, 2012 and 2011 was a loss of $88,623 and income of $79,015, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance was $760 at September 30, 2012. As discussed in Note 6 to the financial statements, the Company has recurring losses and an accumulated deficit. As discussed in Notes 1 and 5 to the financial statements, the Company sold its wholly owned subsidiary as of June 30, 2012. We now have minimal cash flow requirements as we have to cover the costs of public company requirements, while we search for a suitable acquisition candidate.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company currently relies on short-term financing of working capital from shareholder advances, when necessary, to fund operations.

Long Term Liquidity:

The company has no long term liquidity plans as it is searching for a suitable acquisition partner.

Capital Resources

We do not expect any significant change to our debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased from December 31, 2011 to September 30, 2012 by about $186,000, to approximately negative $47,000. This reduction is due to the sale of its operating subsidiary.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $212,000, as a result of the loss for the period ($88,623) as well as the cancellation of shares ($180,000) and the gain on the sale of its subsidiary ($56,651) and the issuance of 10,000 shares ($26,000).

Employees

At September 30, 2012, the Company had one employee, the President.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for the quarterly reviews and year-end audit. Yorkdale Capital, LLC or its principals are shareholders and have advanced the Company $46,942 and $22,047 as September 30, 2012 and December 31, 2011, respectively, for operating expenses.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive and Chief Financial Officer as of September 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Item 1 Legal Proceedings

On September 14, 2012 the Company was issued a subpoena to produce documents to the SEC. The subpoena requested all documents and correspondence of the Company by and between its auditors, advisors and subsidiaries for the period January 1, 2007 through the present. This is a non-public, fact-finding inquiry and the direction and scope of the SEC inquiry is undetermined at this point.

Items No. 1A, 2, 3, 4, 5 - Not Applicable.

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

November 16, 2012 announcing David McCune resigned as an officer and director of Surface Coatings, Inc. The shareholders, by majority consent in lieu of a meeting, appointed Charles Smith to serve as a Director and as President, Chief Executive Officer, Secretary and Treasurer of Surface Coatings, Inc.

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

Surface Coatings, Inc.

By /s/  Charles Smith

Director, President, Chief Executive Officer, Secretary and Treasurer

Date: November 19, 2012

