Form 10-K
period 2012-12-31
SURFACE COATINGS, INC.
filed 2013-04-01
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

As of March 30, 2013, there were 3,789,000 shares of Common Stock of the issuer outstanding.

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

On June 30, 2012, due to an accumulated deficit of $154,182 at December 31, 2011 and a net loss of $50,979 through six months of 2012, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to our President at the time of the transaction, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital. Accordingly the company has reported results from operations for six months ending June 30, 2012 (under discontinued operations) and have reported the balance sheet of only Surface Coatings, Inc at December 31, 2012 and its expenses for the year ended December 31, 2012.

Business Strategy

Objective:

Our objective is to maximize shareholder return including but not limited to searching for a merger candidate.

ITEM 2.             DESCRIPTION OF PROPERTY

Our offices are at 1541 E. I30, Suite 140, Rockwall, Texas 75087.

ITEM 3.             LEGAL PROCEEDINGS

On September 14, 2012 the Company was issued a subpoena to produce documents to the SEC. The subpoena requested all documents and correspondence of the Company by and between its auditors, advisors and subsidiaries for the period January 1, 2007 through June 30, 2012. This is a non-public, fact-finding inquiry and the direction and scope of the SEC inquiry is undetermined at this point. Otherwise the Company is not involced in any legal proceedings as of December 31, 2012.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. However, on November 16, 2012, the shareholders, by majority consent in lieu of a meeting, appointed Charles Smith to serve as a Director and as President, Chief Executive Officer, Secretary and Treasurer of Surface Coatings, Inc

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently quoted over the counter bulletin board (ITC BB) under the symbol SCTZ.OB.

At December 31, 2012, we had approximately 58 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

SUMMARY OF 2012

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

RESULTS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2012

REVENUE.  There was no revenue from continuing operations for the years ended December 31, 2012 and 2011.

OPERATING EXPENSES. Total operating expenses for the years ended December 31, 2012 and 2011 were $62,370 and $53,986, respectively. The expenses relate to the continuing operations related audit fees and other services. There was no depreciation expense incurred.

DISCONTINUED OPERATIONS. The net income (loss) related to discontinued operations for the year ending December 31, 2012 and 2011 was a loss of $27,079 and income of $156,922, respectively.

NET INCOME (LOSS). The net income (loss) for the year ending December 31, 2012 and 2011 was a loss of $89,449 and income of $102,936, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance was $300 at December 31, 2012. As discussed in Note 6 to the financial statements, the Company has recurring losses and an accumulated deficit. As discussed in Notes 1 and 5 to the financial statements, the Company sold its wholly owned subsidiary as of June 30, 2012. We now have minimal cash flow requirements as we have to cover the costs of public company requirements, while we search for a suitable acquisition candidate.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased from December 31, 2011 to December 31, 2012 by about $187,000, to approximately negative $47,000. This reduction is due to the sale of its operating subsidiary.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $187,000, as a result of the loss for the period ($89,449) as well as the cancellation of shares ($180,000), shares issued for services ($26,000) and the gain on the sale of its subsidiary ($56,651).

Employees

At December 31, 2012, the Company had one employee.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and have advanced the Company $47,788 and $22,047 as December 31, 2012 and December 31, 2011, respectively, for operating expenses.

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

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2012. Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III.

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Charles E. Smith	55	Director, President, Secretary and Treasurer

Charles E. Smith:

Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He is a consultant to various companies.  Some of Mr. Smith’s business affiliations the past five years include:  Chief Financial Officer of DynaResource, Inc. – May 2005 to present. Sole proprietor as a Certified Public Accountant - 1983 to the present. Principal in Yorkdale Capital, LLC, a financial consulting firm - 2005 to present.

ITEM 11.             EXECUTIVE COMPENSATION

Following is what our officers received in 2012 and 2011 as compensation.

Name	Capacity Served	Aggregate Remuneration
Charles E. Smith	Director, President, Secretary and Treasurer	2012: $0 2011: $0
David McCune	Former Director, President, Secretary and Treasurer	2012: $26,000 2011: $0
Rick Pietrykowski Jeannie Pietrykowski	Former Director, President, Secretary and Treasurer Former Director	2012: $25,000 2011: $44,000 2012: $20,000 2011: $34,500

During the twelve months ended December 31, 2012 and 2011, Mr. Pietrykowski also received sales commission of approximately $27,000 and 47,000, respectively

ITEM 12.             SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2012 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
(Former) Director, (Former) Vice-President	John Donahoe	2,700,000	71.3%

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

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

On May 31, 2011, an Affiliate of the Company’s former President loaned the Company $20,000. This note neared interest at a rate of 6% and requires monthly payments of $607 for 36 months. The total amount owed at December 31, 2012 and 2011 was $0 and $8,077, respectively.

In May 2011, the Company entered into a capital lease with an affiliate of the Company’s former president. The lease is for $63,300, payable over 36 months at 14% interest, with monthly payments of $2,160. At December 31, 2012 the balance was $0.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 and 2011 was $12,000 and $17,138 respectively.

(2) AUDIT-RELATED FEES

Fees billed in connection with filing quarterly Form 10-Q’s was $7,543 in 2012 and $10,150 in 2011.

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

PART IV

ITEM 15.             EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and December 31, 2011

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and December 31, 2011

Notes to the Consolidated Financial Statements

(b) The Company filed the following Form 8-K’s in 2012:

July 9, 2012

August 1, 2012

August 3, 2012 (8-K/A)

November 16, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Surface Coatings, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Surface Coatings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Surface Coatings, Inc.’s internal control over financial reporting as of December 31, 2012 and 2011 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surface Coatings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

March 28, 2013

SURFACE COATINGS, INC. Consolidated Balance Sheets As of December 31, 2012 and 2011

	As of December 31, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$300	$11,694
Assets Held For Sale	—	354,880
Total Current Assets	300	366,574

Total Assets	$300	$366,574

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$0	$265
Accrued Expenses	0	500
Due to Related Parties	47,788	22,047
Liabilities Held For Sale	—	204,452
Total Current Liabilities	47,788	227,264

Total Liabilities	47,788	227,264

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 3,789,000 and 5,579,000 shares issued and outstanding, respectively	3,789	5,579
Additional Paid In Capital	192,354	287,913
Accumulated Deficit	(243,631)	(154,182)
Total Stockholders’ Equity (Deficit)	(47,488)	139,310
Total Liabilities and Stockholders’ Equity	$300	$366,574

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2012 and 2011

	Year Ended
	December 31, 2012	December 31, 2011
Revenue	$—	$—
Cost of Sales	—	—
Gross Profit	—	—
Operating Expenses:
General and Administrative	62,370	53,986
Total Operating Expenses	62,370	53,986

Net Operating Income (Loss)	(62,370)	(53,986)

Other (Expense)
Interest Expense	—	—
Total Other (Expense)	—	—

Net Operating Income (Loss) from Continuing Operations	(62,370)	(53,986)

Net Income (Loss) from Discontinued Operations	(27,079)	156,922

Net Income (Loss)	$(89,449)	$102,936

Basic and Diluted Earnings (Loss) per share from Continuing Operations	$(0.01)	$(0.01)
Basic and Diluted Earnings (Loss) per share from Discontinued Operations	$(0.01)	$0.03
Basic and Diluted Earnings (Loss) per share	$(0.02)	$0.02

Weighted Average Shares Outstanding:
Basic and Diluted	4,678,262	5,448,315

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-in	Accumulated Deficit
	Shares	Par Value	Capital		Totals

Stockholders’ Equity, December 31, 2010	5,429,000	$5,429	$265,563	$(257,118)	$13,874

Shares Issued for Services	150,000	150	22,350		22,500
Net Income				102,936	102,936

Stockholders’ Equity, December 31, 2011	5,579,000	$5,579	$287,913	$(154,182)	$139,310
Shares Issued for Services	10,000	10	25,990		26,000
Shares cancelled due to sale of Subsidiary to Related Party	(1,800,000)	(1,800)	(178,200)		(180,000)
Gain on Sale of Subsidiary to Related Party			56,651		56,651

Net Income				(89,449)	(89,449)

Stockholders’ Equity, December 31, 2012	3,789,000	$3,789	$192,354	$(243,631)	$(47,488)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2012 and 2011

	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(89,449)	$102,936
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	8,341	7,259
Stock Issued for Services	26,000	22,500
Bad Debt Expense	4,300	0
Increase in Allowance for Sales Returns	0	(5,445)
Change in Assets and Liabilities:
(Increase) in Accounts Receivable	(59,491)	(3,328)
(Increase) in Inventory	(6,787)	(31,287)
(Increase) in Other Assets	(16,539)	(5,852)
Increase in Accounts Payable	14,871	20,020
Increase in Related Party Accounts Payable	29,858	0
(Decrease) in Other Liabilities	0	(33,462)
Increase (Decrease) in Accrued Expenses	3,410	(35,174)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(85,486)	38,167

CASH FLOWS FROM INVESTING ACTIVITIES
Loss on sale of Fixed Assets	0	(63,300)
Transfer of Cash in Sale of Subsidiary	(22,272)	0
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(22,272)	(63,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances on (Payments on) Line of Credit	15,738	(22,525)
Proceeds on Note Payable from Shareholder	0	20,000
Proceeds from Capital Lease Financing	0	63,300
Payments on Capital Leases	(1,112)	(7,668)
Payments on Notes to Related Parties	(23,019)	(26,017)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,393)	27,090

NET INCREASE (DECREASE) IN CASH	(116,151)	1,957

Cash, beginning of period	116,451	114,494
Cash, end of period	$300	$116,451

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,203	$2,546
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements December 31, 2012

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Surface Coatings, Inc. (“Surface Coatings”, the “Company”) was the parent company of Surface Armor, LLC, (“Surface Armor”) a company incorporated under the laws of the State of Texas on July 19, 2005.

On June 30, 2012, due to an accumulated deficit of $154,182 at December 31, 2011 and a net loss of $50,979 through six months of 2012, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to our President at the time of the transaction, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital. Accordingly the Company has reported results from operations for six months ending June 30, 2012 (under discontinued operations) and have reported the balance sheet of only Surface Coatings, Inc at December 31, 2012 and its expenses for the year ended December 31, 2012.

The Company operates on a calendar year-end.  The Company is currently evaluating business options which may include, but not be limited to, pursuing an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company may elect to take advantage of the benefits of this extended transition period in the future.

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

Management believes that all adjustments necessary for a fair statement of the results for the years ended December 31, 2012 and 2011 have been made.

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

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

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

Accounts Receivable:

Accounts receivable, when incurred, are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms and a provision is made for all accounts greater than 60 days from invoice date.   Write-offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company has a large number of customers in various industries and geographies and establishes reasonable credit lines to limit credit risk.

Inventory Valuation:

Inventory, when present, is comprised of goods purchased for resale; therefore the Company has no raw materials or work in process.  The Company uses the specific identification and FIFO (“First In, First Out”) methods for inventory tracking and valuation.    Inventory is stated at the lower of cost or market value.

Property and Equipment:

Property and equipment, when incurred, are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is calculated on a straight-line basis over five to seven years.

Revenue Recognition:

The Company’s policy on recognizing revenue from the sale of products is in accordance with ASC 605-15 “Revenue Recognition”.     Revenue will be recognized only when all of the following criteria have been met:

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

The types of costs included that would be in Cost of Goods Sold are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Ingoing and outgoing freight

Income Taxes:

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.   There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

ASC 220 “establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the years ended December 31, 2012 and 2011, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

NOTE 2 – DUE TO RELATED PARTIES

The Company had $47,788 and $22,047 due to a minority shareholder as of December 31, 2012 and December 31, 2011.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of December 31, 2012 and December 31, 2011.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 3,779,000 and 5,579,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively. In conjunction with the disposition of the wholly owned subsidiary, Surface Armor, the 1,800,000 shares registered in the name of the President were cancelled at a value of $.10 per share or $180,000. The value of the cancelled shares was determined by the closing price of the stock on the day of the cancellation, discounted for a lack of marketability, as the stock was restricted and comprised of a block of approximately 32% of the outstanding shares.

In July 2012, the Company issued 10,000 shares for services valued at $26,000 to the then-President, now a former officer.

The Company does not have any stock option plans or stock warrants.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	December 31,	December 31,
	2012	2011
Prior Year	$59,696	$85,430
Utilization of NOL	—	(25,734)
Tax Benefit for Current Period	22,362	—
Net Operating Loss Carryforward	$82,058	$59,696
Less: Valuation Allowance	(82,058)	(59,696)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $243,631 at December 31, 2012 and $154,182 at December 31, 2011, and will expire in the years 2025 through 2031.    The realization of deferred tax benefits is contingent upon future earnings; therefore, the net deferred tax asset has been fully reserved at December 31, 2012.

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

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2012 of approximately $243,631 and had negative working capital of approximately $47,488.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 7 – LEGAL PROCEEDINGS

On September 14, 2012 the Company was issued a subpoena to produce documents to the SEC. The subpoena requested all documents and correspondence of the Company by and between its auditors, advisors and subsidiaries for the period January 1, 2007 through June 30, 2012. This is a non-public, fact-finding inquiry and the direction and scope of the SEC inquiry is undetermined at this point. Otherwise the Company is not invoiced in any legal proceedings as of December 31, 2012.

NOTE 8 – SUBSEQUENT EVENTS

ASC 855-10, establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 28, 2013, which is the date the financial statements were issued.  No reportable events were noted.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2012, the Company had no instruments with Level 1 or Level 2 inputs.

The Company had notes payable to shareholders and related parties and capital leases totaling $47,788 at December 31, 2012, which are valued using Level 3 inputs.   Due to the short maturity of these obligations (one less than one year, the other less than five years), the carrying value of these notes approximates the fair value in all material respects.

As of December 31, 2012, the Company did not have any other financial instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SURFACE COATINGS, INC.

By: /s/ Charles E. Smith

Charles E. Smith

Chief Executive Officer & Chief Financial Officer

Dated: March 30, 2013

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

