Form 10-Q
period 2013-03-31
SURFACE COATINGS, INC.
filed 2013-05-20
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of May 10, 2012, there were 3,789,000 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	11

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 3.	Default upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

SURFACE COATINGS, INC. Consolidated Balance Sheets As of March 31, 2013 and December 31, 2012

	As of March 31, 2013 (Unaudited)	As of December 31, 2012 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$255	$300
Total Current Assets	255	300

Total Assets	$255	$300

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$—	$—
Accrued Expenses	—	—
Due to Related Parties	54,038	47,788
Total Current Liabilities	54,038	47,788

Total Liabilities	54,038	47,788

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 3,789,000 and 3,789,000 shares issued and outstanding, respectively	3,789	3,789
Additional Paid In Capital	192,354	192,354
Accumulated Deficit	(249,926)	(243,631)
Total Stockholders’ Equity (Deficit)	(53,783)	(47,488)
Total Liabilities and Stockholders’ Equity	$255	$300

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenue	$—	$—
Cost of Sales	—	—
Gross Profit	—	—
Operating Expenses:
General and Administrative	6,295	18,685
Total Operating Expenses	6,295	18,685

Net Operating Income (Loss) from Continuing Operations	(6,295)	(18,685)

Net Income (Loss) from Discontinued Operations	—	(48,411)

Net Income (Loss)	$(6,295)	$(67,096)

Basic and Diluted Earnings (Loss) per share from Continuing Operations	$0.00	$0.00
Basic and Diluted Earnings (Loss) per share from Discontinued Operations	$0.00	$(0.01)
Basic and Diluted Earnings (Loss) per share	$0.00	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	3,789,000	5,579,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Three Months Ended March 31, 2013 (Unaudited) and the Year Ended December 31, 2012 (Audited)

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Totals

Stockholders’ Equity, December 31, 2011	5,579,000	$5,579	$287,913	$(154,182)	$139,310

Shares Issued for Services	10,000	10	25,990		26,000
Shares cancelled due to sale of Subsidiary to Related Party	(1,800,000)	(1,800)	(178,200)		(180,000)

Gain on Sale of Subsidiary to Related Party			56,651		56,651

Net Loss				(89,449)	(89,449)

Stockholders’ Equity, December 31, 2012	3,789,000	$3,789	$192,354	$(243,631)	$(47,488)

Net Loss				(6,295)	(6,295)

Stockholders’ Equity, March 31, 2013	3,789,000	$3,789	$192,354	$(249,926)	$(53,783)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2013 and March 31, 2012 (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,295)	$(67,096)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	—	4,171
Bad Debt Expense	—	4,300
(Increase) in Accounts Receivable	—	(47,736)
Decrease in Inventory	—	2,200
Decrease in Other Assets	—	810
Increase in Accounts Payable	—	33,748
Increase in Related Party Accounts Payable	6,250	12,972
Increase in Accrued Expenses	—	(1,740)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(45)	(58,371)

CASH FLOWS FROM INVESTING ACTIVITIES
None	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances on (Payments on) Line of Credit	—	1,513
Payments on Capital Leases	—	(5,318)
Payments on Notes to Related Parties	—	(5,375)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(9,180)

NET INCREASE (DECREASE) IN CASH	(45)	(67,551)

Cash, beginning of period	300	116,451
Cash, end of period	$255	$48,900

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$1,512
Income taxes paid	$—	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements March 31, 2013 (Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Surface Coatings, Inc. (“Surface Coatings”, the “Company”) is the parent company of Surface Armor, LLC, (“Surface Armor”) a company incorporated under the laws of the State of Texas on July 19, 2005.  The Company operated as a converter and distributor of temporary surface protection tapes, mainly to the construction industry and for the past five years had been developing its business. The Company is located in Texas and sold its product locally as a distributor and throughout the U.S. over the internet.

On June 30, 2012, due to an accumulated deficit of $154,182 at December 31, 2011 and a net loss of $50,979 through six months of 2012, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to its President at the time of the transaction, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital.

The Company operates on a calendar year-end.  The Company is currently evaluating business options which may include, but not be limited to, pursuing an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Form 10-K filed on April 1, 2013.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 and should be read in conjunction with the Company’s Form 10-K filing for 2012.

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

NOTE 2 – DUE TO RELATED PARTIES

The Company had $54,038 and $47,788 due to a minority shareholder, related to funding of operating expenses, as of March 31, 2013 and December 31, 2012, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of March 31, 2013 and December 31, 2012.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 3,789,000 and 3,789,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2013 and December 31, 2012 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2013	2012
Prior Year	$82,058	$59,696
Tax Benefit for Current Period	1,574	22,362
Utilization of NOL	0	0
Net Operating Loss Carry-forward	$83,632	$82,058
Less: Valuation Allowance	(83,632)	(82,058)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $249,926 at March 31, 2013 and $243,631 at December 31, 2012, and will expire in the years 2026 through 2032.    The realization of deferred tax benefits is contingent upon future earnings; therefore, the net deferred tax asset has been fully reserved.

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

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2013 totaling $249,926 and had negative working capital of $53,783.  Surface Coatings’ consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Surface Coatings has suffered losses since inception and has no operations to generate revenue or cash flows. These conditions raise substantial doubt as to Surface Coatings’ ability to continue as a going concern.

The Company’s will rely on shareholder advances or will seek alternate capital funding to fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 7 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 20, 2013, which is the date the financial statements were issued. No reportable events were noted.

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

RESULTS FOR THE QUARTER ENDED MARCH 31, 2013

Our second quarter ended on March 31, 2013.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  There was no revenue from continuing operations for the three months ended March 31, 2013 and 2011.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2013 and 2012 were $6,295 and $18,685, respectively.  The expenses relate to the continuing operations related audit fees and other services. There was no depreciation expense incurred.

DISCONTINUED OPERATIONS. The net income related to discontinued operations for the three months ending March 31, 2013 and 2012 was $0 and $48,411, respectively.

NET INCOME (LOSS). The net income (loss) for the three months ended March 31, 2013 and 2012 was a loss of $6,295 and $67,096, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance was $255 at March 31, 2013. As discussed in Note 6 to the financial statements, the Company has recurring losses and an accumulated deficit. As discussed in Notes 1 and 5 to the financial statements, the Company sold its wholly owned subsidiary as of June 30, 2012. We now have minimal cash flow requirements as we have to cover the costs of public company requirements, while we search for a suitable acquisition candidate.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased from December 31, 2012 to March 31, 2013 by about $6,300, to approximately negative $53,800. This reduction is due to the net loss discussed above.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $6,300, as a result of the loss for the period ($6,295).

Employees

At March 31, 2013, the Company had one employee.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and have advanced the Company $54,038 and $47,788 as March 31, 2013 and December 31, 2012, respectively, for operating expenses.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive and Chief Financial Officer as of March 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 1A, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	No Form 8-K’s were filed during the three months ended March 31, 2013:

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surface Coatings, Inc.

By /s/  Charles Smith

Charles Smith, President, Chief Executive Officer and Chief Financial Officer

Date: May 20, 2013

