Form 10-K/A
period 2012-12-31
SURFACE COATINGS, INC.
filed 2013-06-19
CIK 1393356

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

1541 E Interstate 30, Suite 140, Rockwall, Texas 75087

(Address of principal executive offices)

  (972) 722-4411

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing requirement  for the past 90days   Yes [X]   No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [ ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 17, 2013: $171,470

Shares of common stock outstanding at June 17, 2013:    3,789,000

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) amends Surface Coatings, Inc.’s (the “Registrant”) Annual Report on Form 10-K  for the fiscal year ended December 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Filing”).

This Form 10-K/A amends ITEM 12, Security Ownership of Management and Beneficial Owners and ITEM 13, Certain Relationships and Related Party Transactions.

The Registrant is filing this Amendment because management was made aware of a deficiency contained within the Original Filing, namely the filing did not fully disclose Beneficial Owners that may have a control relationship or perceived control relationship with the Registrant, nor did the filing disclose related transactions with the Beneficial Owners.

The Registrant has re-submitted certifications:

  ITEM 12 SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

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

2

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2012 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Beneficial Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Charles Smith	423,000*	10.56%

Shareholder	John Donahoe	2,700,000	71.25%

* 23,000 of these shares were purchased in the initial public offering of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services. Yorkdale Capital, LLC or its principals had advanced the Company $47,788 and $22,047at December 31, 2012 and 2011, respectively, for operating expenses. In November 2011, a company owned by Charles Smith received shares valued at $39,000 as compensation for services, such shares are included in the amounts reported in the table above.

As of December 31, 2012 the Consultants are known to the Company to own or control the following Voting Stock of the Company:

Title / Relationship to Issuer	Name of Beneficial Owner	Number of Shares Owned	Percent of Total
Consultant – Yorkdale Capital, LLC	Fund members - Charles Smith GP	20,000 *	0.53%

Consultant – Yorkdale Capital, LLC	Mark Smith	6,500 *	0.17%

* All of these shares were purchased in the initial public offering of the Company.

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURFACE COATINGS, INC.

By /s/ Charles Smith

Charles Smith, President, CFO

Date: June 19, 2013

4