Form 10-Q/A
period 2013-03-31
SURFACE COATINGS, INC.
filed 2013-08-19
CIK 1393356

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of August 19, 2013, there were 3,789,000 shares of Common Stock of the issuer outstanding.

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 as filed with The Securities and Exchange Commission on May 20, 2013 is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

No changes have been made to the Quarterly Report other than filing XBRL as described above. This amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. as amended.

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

Charles Smith, Chief Executive Officer

and Chief Financial Officer

Date:  August 19, 2013

2