Form 10-Q
period 2013-06-30
SURFACE COATINGS, INC.
filed 2013-08-19
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of August 9, 2013, there were 3,789,000 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	10

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 3.	Default upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

SURFACE COATINGS, INC. Consolidated Balance Sheets As of June 30, 2013 and December 31, 2012

	As of June 30, 2013 (Unaudited)	As of December 31, 2012 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$210	$300
Total Current Assets	210	300

Total Assets	$210	$300

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$9,000	$—
Accrued Expenses	—	—
Due to Related Parties	59,038	47,788
Total Current Liabilities	68,038	47,788

Total Liabilities	68,038	47,788

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 3,789,000 and 3,789,000 shares issued and outstanding, respectively	3,789	3,789
Additional Paid In Capital	192,354	192,354
Accumulated Deficit	(263,971)	(243,631)
Total Stockholders’ Equity (Deficit)	(67,828)	(47,488)
Total Liabilities and Stockholders’ Equity	$210	$300

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three months ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses:
General and Administrative	14,045	5,215	20,340	23,900
Total Operating Expenses	14,045	5,215	20,340	23,900

Net Operating Income (Loss) from Continuing Operations	(14,045)	(5,215)	(20,340)	(23,900)

Net Income (Loss) from Discontinued Operations	—	21,332	—	(27,079)

Net Income (Loss)	$(14,045)	$16,117	$(20,340)	$(50,979)

Basic and Diluted Earnings (Loss) per share from Continuing Operations	$0.00	$0.00	$0.00	$(0.01)
Basic and Diluted Earnings (Loss) per share from Discontinued Operations	$0.00	$0.00	$0.00	$(0.01)
Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	3,789,000	5,579,000	3,789,000	5,579,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Six Months Ended June 30, 2013 (Unaudited) and the Year Ended December 31, 2012 (Audited)

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Totals

Stockholders’ Equity, December 31, 2011	5,579,000	$5,579	$287,913	$(154,182)	$139,310

Shares Issued for Services	10,000	10	25,990		26,000
Shares cancelled due to sale of Subsidiary to Related Party	(1,800,000)	(1,800)	(178,200)		(180,000)

Gain on Sale of Subsidiary to Related Party			56,651		56,651

Net Loss				(89,449)	(89,449)

Stockholders’ Equity, December 31, 2012	3,789,000	$3,789	$192,354	$(243,631)	$(47,488)

Net Loss				(20,340)	(20,340)

Stockholders’ Equity, June 30, 2013	3,789,000	$3,789	$192,354	$(263,971)	$(67,828)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013 and June 30, 2012 (Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(20,340)	$(50,979)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	—	8,341
Bad Debt Expense	—	4,300
(Increase) in Accounts Receivable	—	(59,491)
Decrease in Inventory	—	(6,787)
Decrease in Other Assets	—	(16,539)
Increase in Accounts Payable	9,000	14,871
Increase in Related Party Accounts Payable	11,250	19,037
Increase in Accrued Expenses	—	3,910)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(90)	(83,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Transfer of Cash in Sale of Subsidiary	—	(22,272-)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	(22,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances on (Payments on) Line of Credit	—	15,738
Payments on Capital Leases	—	(1,112)
Payments on Notes to Related Parties	—	(23,019)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(8,393)

NET INCREASE (DECREASE) IN CASH	(90)	(114,002)

Cash, beginning of period	210	116,451
Cash, end of period	$210	$2,449

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$4,203
Income taxes paid	$—	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements June 30, 2013 (Unaudited)

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

NOTE 2 – DUE TO RELATED PARTIES

The Company had $59,038 and $47,788 due to a minority shareholder, related to funding of operating expenses, as of June 30, 2013 and December 31, 2012, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of June 30, 2013 and December 31, 2012.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 3,789,000 and 3,789,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2013 and December 31, 2012 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2012	2012

Prior Year	$82,058	59,696
Tax Benefit for Current Period	5,085	22,362
Utilization of NOL	0	0
Net Operating Loss Carry-forward	$87,143	$82,058
Less: Valuation Allowance	(87,143)	(82,058)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $263,971 at June 30, 2013 and $243,631 at December 31, 2012, and will expire in the years 2026 through 2032.    The realization of deferred tax benefits is contingent upon future earnings; therefore, the net deferred tax asset has been fully reserved.

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

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2013 totaling $263,971 and had negative working capital of $67,828.  Surface Coatings’ consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Surface Coatings has suffered losses since inception and has no operations to generate revenue or cash flows. These conditions raise substantial doubt as to Surface Coatings’ ability to continue as a going concern.

The Company’s will rely on shareholder advances or will seek alternate capital funding to fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 7 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 9, 2013, which is the date the financial statements were issued. No reportable events were noted.

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

As of June 30, 2013, the Company has not engaged in any new business activity.

RESULTS FOR THE QUARTER ENDED JUNE 30, 2013

Our second quarter ended on June 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  There was no revenue from continuing operations for the three or six months ended June 30, 2013 and 2012.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2013 and 2012 were $14,045 and $5,215, respectively.  The expenses relate to the continuing operations related audit fees and other services. There was no depreciation expense incurred.

Total operating expenses for the six months ended June 30, 2013 and 2012 were $20,340 and $23,900, respectively.  The expenses relate to the continuing operations related audit fees and other services. There was no depreciation expense incurred.

DISCONTINUED OPERATIONS. The net income related to discontinued operations for the three months ending June 30, 2013 and 2012 was $0 and $21,332, respectively.

The net loss related to discontinued operations for the six months ending June 30, 2013 and 2012 was $0 and $27,079, respectively.

NET INCOME (LOSS). The net income (loss) for the three months ended June 30, 2013 and 2012 was a loss of $14,045 and income of $16,117, respectively.

The net income (loss) for the six months ended June 30, 2013 and 2012 was a loss of 20,340 and $50,979, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance was $210 at June 30, 2013. As discussed in Note 6 to the financial statements, the Company has recurring losses and an accumulated deficit. As discussed in Notes 1 and 5 to the financial statements, the Company sold its wholly owned subsidiary as of June 30, 2012. We now have minimal cash flow requirements as we have to cover the costs of public company requirements, while we search for a suitable acquisition candidate.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased from December 31, 2012 to June 30, 2013 by about $20,300, to approximately negative $67,800. This reduction is due to the net loss discussed above.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by approximately $20,300, as a result of the loss for the period.

Employees

At June 30, 2013, the Company had one employee.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and have advanced the Company $59,038 and $47,788 as June 30, 2013 and December 31, 2012, respectively, for operating expenses.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive and Chief Financial Officer as of June 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 1A, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	No Form 8-K’s were filed during the Six months ended June 30, 2013:

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surface Coatings, Inc.

By /s/  Charles Smith

Charles Smith, President, Chief Executive Officer and Chief Financial Officer

Date: August 19, 2013

