Form 10-K
period 2013-12-31
SURFACE COATINGS, INC.
filed 2014-04-15
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large Accelerated Filer [ ]	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [x].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [X] No [ ].

As of March 25, 2014, there were 3,939,000 shares of Common Stock of the issuer outstanding.

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

On June 30, 2012, due to an accumulated deficit of $154,182 at December 31, 2011 and a net loss of $50,979 through six months of 2012, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to our President at the time of the transaction, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital. Accordingly the company has reported results from operations for six months ending June 30, 2012 (under discontinued operations) and have reported the balance sheet of only Surface Coatings, Inc. at December 31, 2013 and its expenses for the year ended December 31, 2013.

Business Strategy

Objective:

Our objective is to maximize shareholder return including but not limited to searching for a merger candidate.

ITEM 2.	DESCRIPTION OF PROPERTY

Our offices are at 1541 E. I30, Suite 140, Rockwall, Texas 75087.

ITEM 3.	LEGAL PROCEEDINGS

On September 14, 2012 the Company was issued a subpoena to produce documents to the SEC. The subpoena requested all documents and correspondence of the Company by and between its auditors, advisors and subsidiaries for the period January 1, 2007 through June 30, 2012. This is a non-public, fact-finding inquiry and the direction and scope of the SEC inquiry is undetermined at this point. Otherwise the Company is not involved in any legal proceedings as of December 31, 2013.

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

At December 31, 2013, we had approximately 58 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

RESULTS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2013

REVENUE.  There was no revenue from continuing operations for the years ended December 31, 2013 and 2012.

OPERATING EXPENSES. Total operating expenses for the years ended December 31, 2013 and 2012 were $81,956 and $62,370, respectively. The expenses relate to the continuing operations related audit fees and other services and $45,000 related to the issuance of common stock for services. There was no depreciation expense incurred.

DISCONTINUED OPERATIONS. The net income (loss) related to discontinued operations for the year ending December 31, 2013 and 2012 was a zero and a loss of $27,079, respectively.

NET INCOME (LOSS). The net income (loss) for the year ending December 31, 2013 and 2012 were losses of $81,956 and $89,449, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance was $0 at December 31, 2013. As discussed in Note 6 to the financial statements, the Company has recurring losses and an accumulated deficit. As discussed in Notes 1 and 5 to the financial statements, the Company sold its wholly owned subsidiary as of June 30, 2012. We now have minimal cash flow requirements as we have to cover the costs of public company requirements, while we search for a suitable acquisition candidate.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased from December 31, 2012 to December 31, 2013 by $36,956, to negative $84,444. This reduction is due to the incurring of debt to pay ongoing regulatory fees and audit costs.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by $36,956, as a result of incurring expenses to maintain the company as described above.

Employees

At December 31, 2013, the Company had one employee.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and have advanced the Company $65,186 and $47,788 as December 31, 2013 and December 31, 2012, respectively, for operating expenses.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive and Chief Financial Officer as of December 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.
5

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2013. Based on its evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Charles E. Smith	56	Director, President, Secretary and Treasurer

Charles E. Smith:

Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He is a consultant to various companies.  Some of Mr. Smith’s business affiliations the past five years include:  Chief Financial Officer of DynaResource, Inc. – May 2005 to present. Chief Financial Officer of MedCareers Group, Inc. – September 2013 to present. Sole proprietor as a Certified Public Accountant - 1983 to the present. Principal in Yorkdale Capital, LLC, a financial consulting firm - 2005 to present.

ITEM 11.	EXECUTIVE COMPENSATION

Following is what our officers received in 2013 and 2012 as compensation.

Name	Capacity Served	Aggregate Remuneration
Charles E. Smith	Director, President, Secretary and Treasurer	2013: $0 2012: $0
David McCune	Former Director, President, Secretary and Treasurer	2013: $0 2012: $26,000

ITEM 12.	SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

As of December 31, 2013 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Beneficial Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Charles Smith	573,000 *	14.55%

Shareholder	John Donahoe	2,700,000	68.55%

* 23,000 of these shares were purchased in the initial public offering of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

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

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services. Yorkdale Capital, LLC or its principals had advanced the Company $65,186 and $47,788 at December 31, 2013 and 2011, respectively, for operating expenses. In November 2013, a company owned by Charles Smith received shares valued at $45,000 as compensation for services, such shares are included in the amounts reported in the table above.

As of December 31, 2013 the Consultants are known to the Company to own or control the following Voting Stock of the Company:

Title / Relationship to Issuer	Name of Beneficial Owner	Number of Shares Owned	Percent of Total
Consultant – Yorkdale Capital, LLC	Fund members - Charles Smith GP	20,000 *	0.53%

Consultant – Yorkdale Capital, LLC	Mark Smith	6,500 *	0.17%

* All of these shares were purchased in the initial public offering of the Company.

Lynn Management, LLC, an affiliate of the President, was issued 150,000 for services in 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2013 and 2012 was $18,500 and $12,000, respectively.

(2) AUDIT-RELATED FEES

None.

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

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and December 31, 2012

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and December 31, 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and December 31, 2012

Notes to the Consolidated Financial Statements

(b) The Company filed the following Form 8-K’s in 2013:

None

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Surface Coatings, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Surface Coatings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Surface Coatings, Inc.’s internal control over financial reporting as of December 31, 2013 and 2012 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surface Coatings, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

March 25, 2014

SURFACE COATINGS, INC. Consolidated Balance Sheets As of December 31, 2013 and 2012

	As of December 31, 2013 (Unaudited)	As of December 31, 2012 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$—	$300

Total Assets	$—	$300

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$19,258	$—
Accrued Expenses	—	—
Due to Related Parties	65,186	47,788
Liabilities Held For Sale	—	—
Total Current Liabilities	84,444	47,788

Total Liabilities	84,444	47,788

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 3,939,000 and 3,789,000 shares issued and outstanding, respectively	3,939	3,789
Additional Paid In Capital	237,204	192,354
Accumulated Deficit	(325,587)	(243,631)
Total Stockholders’ Equity (Deficit)	(84,444)	(47,488)
Total Liabilities and Stockholders’ Equity	$—	$300

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2013 and 2012

	Year Ended
	December 31, 2013	December 31, 2012
Revenue	$—	$—
Cost of Sales	—	—
Gross Profit	—	—
Operating Expenses:
General and Administrative	81,956	62,370
Total Operating Expenses	81,956	62,370

Net Operating Income (Loss)	(81,956)	(62,370)

Other (Expense)
Interest Expense	—	—
Total Other (Expense)	—	—

Net Operating Income (Loss) from Continuing Operations	(81,956)	(62,370)

Net Income (Loss) from Discontinued Operations	—	(27,079)

Net Income (Loss)	$(81,956)	$(89,449)

Basic and Diluted Earnings (Loss) per share from Continuing Operations	$(0.02)	$(0.01)
Basic and Diluted Earnings (Loss) per share from Discontinued Operations	$(0.00)	$(0.01)
Basic and Diluted Earnings (Loss) per share	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	3,805,849	4,678,262

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

Stockholders’ Equity, December 31, 2011	5,579,000	$5,579	$287,913	(154,182)	$139,310

Shares Issued for Services	10,000	10	25,990		26,000
Shares cancelled due to sale of Subsidiary to Related Party	(1,800,000)	(1,800)	(178,200)		(180,000)
Gain on Sale of Subsidiary to Related Party			56,561		56,561
Net Income	—	—	—	(89,449)	(89,449)

Stockholders’ Equity, December 31, 2012	3,789,000	$3,789	$192,354	(243,631)	$(47,488)
Shares Issued for Services	150,000	150	44,850		45,000

Net Income	—	—	—	(81,956)	(81,956)

Stockholders’ Equity, December 31, 2013	3,939,000	$3,939	$237,204	(325,587)	$(84,444)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(81,956)	$(89,449)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	—	8,341
Stock Issued for Services	45,000	26,000
Bad Debt Expense	—	4,300
Increase in Allowance for Sales Returns	—	—
Change in Assets and Liabilities:
(Increase) in Accounts Receivable	—	(59,491)
(Increase) in Inventory	—	(6,787)
(Increase) in Other Assets	—	(16,539)
Increase in Accounts Payable	19,258	14,871
Increase in Related Party Accounts Payable	17,398	29,858
(Decrease) in Other Liabilities	—	—
Increase (Decrease) in Accrued Expenses	—	3,410
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(300)	(85,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Loss on sale of Fixed Assets	—	—
Transfer of Cash in Sale of Subsidiary	—	(22,272)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	(22,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances on (Payments on) Line of Credit	—	15,738
Payments on Capital Leases	—	(1,112)
Payments on Notes to Related Parties	—	(23,019)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(8,393)

NET INCREASE (DECREASE) IN CASH	(300)	(116,151)

Cash, beginning of period	300	116,451
Cash, end of period	$—	$300

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$4,203
Income taxes paid	$—	$—

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

On June 30, 2012, due to an accumulated deficit of $154,182 at December 31, 2011 and a net loss of $50,979 through six months of 2012, the Registrant divested their wholly owned subsidiary Surface Armor, LLC to our President at the time of the transaction, who has since resigned and been replaced. A majority of shareholders other than the President approved the sale. In conjunction with the disposition, the 1,800,000 shares registered in the name of the President were cancelled. The Company recorded a gain of $56,651 on the transaction, which was recorded as additional paid in capital. Accordingly the Company has reported results from operations for six months ending June 30, 2012 (under discontinued operations) and have reported the balance sheet of only Surface Coatings, Inc. at December 31, 2012 and its expenses for the year ended December 31, 2012.

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

Management believes that all adjustments necessary for a fair statement of the results for the years ended December 31, 2013 and 2012 have been made.

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

Comprehensive Income:

ASC 220 “establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the years ended December 31, 2013 and 2012, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the periods then ended.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

NOTE 2 – DUE TO RELATED PARTIES

The Company had $65,186 and $47,788 due to a minority shareholder and affiliate of the President as of December 31, 2013 and December 31, 2012.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of December 31, 2013 and December 31, 2012.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 3,939,000 and 3,789,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively. In conjunction with the disposition of the wholly owned subsidiary, Surface Armor, LLC, the 1,800,000 shares registered in the name of the President were cancelled at a value of $.10 per share or $180,000. The value of the cancelled shares was determined by the closing price of the stock on the day of the cancellation, discounted for a lack of marketability, as the stock was restricted and comprised of a block of approximately 32% of the outstanding shares.

The company issued 150,000 shares in November 2013 for services (value at $45,000) to the then President, now a former officer.

The company issued 26,000 shares in July 2012 for services (value at $26,000) to the then President, now a former officer.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	December 31,	December 31,
	2013	2012
Prior Year	$82,058	$59,696
Utilization of NOL	—	—
Tax Benefit for Current Period	20,489	22,362
Net Operating Loss Carryforward	$102,547	$82,058
Less: Valuation Allowance	(102,547)	(82,058)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $325,587 at December 31, 2013 and $243,631 at December 31, 2012, and will expire in the years 2025 through 2032.  The realization of deferred tax benefits is contingent upon future earnings; therefore, the net deferred tax asset has been fully reserved at December 31, 2013.

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

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2013 of $325,587 and had negative working capital of $84,444.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2013.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 7 – LEGAL PROCEEDINGS

On September 14, 2012 the Company was issued a subpoena to produce documents to the SEC. The subpoena requested all documents and correspondence of the Company by and between its auditors, advisors and subsidiaries for the period January 1, 2007 through June 30, 2012. This is a non-public, fact-finding inquiry and the direction and scope of the SEC inquiry is undetermined at this point. Otherwise the Company is not involved in any legal proceedings as of December 31, 2013.

NOTE 8 – SUBSEQUENT EVENTS

ASC 855-10, establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 25, 2014, which is the date the financial statements were issued. No reportable events were noted.

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

As of December 31, 2013, the Company had no instruments with Level 1 or Level 2 inputs.

The Company had notes payable to shareholders and related parties totaling $65,186 at December 31, 2012, which are valued using Level 3 inputs.   Due to the short maturity of these obligations (one less than one year, the other less than five years), the carrying value of these notes approximates the fair value in all material respects.

As of December 31, 2013, the Company did not have any other financial instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SURFACE COATINGS, INC.

By:   Charles E. Smith

         Charles E. Smith

         Chief Executive Officer & Chief Financial Officer

Dated: April 15, 2014

PART III

ITEM 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

