Form 10-Q/A
period 2014-03-31
SURFACE COATINGS, INC.
filed 2014-07-21
CIK 1393356

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

1

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to Surface Coatings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 14, 2014 (the "Form 10-Q"), is solely to include the XBRL.

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

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surface Coatings, Inc.

By /s/  Charles Smith

President, Chief Executive Officer and Chief Financial Officer

Date: July 21, 2014

3