Form 10-Q
period 2014-06-30
SURFACE COATINGS, INC.
filed 2014-08-14
CIK 1393356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

  (214) 212-2307

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ]   No [     ].

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of August 14, 2014, there were 3,939,000 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	10

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 2.	Changes in Securities	12
Item 3.	Default upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

SURFACE COATINGS, INC. Consolidated Balance Sheets As of June 30, 2014 and December 31, 2013

	As of June 30, 2014 (Unaudited)	As of December 31, 2013 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$0	$0

Total Assets	$0	$0

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$6,395	$19,258
Due to Related Parties	90,356	65,186
Total Current Liabilities	96,751	84,444

Total Liabilities	96,751	84,444

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 3,939,000 and 3,939,000 shares issued and outstanding, respectively	3,939	3,939
Additional Paid In Capital	237,204	237,204
Accumulated Deficit	(337,894)	(325,587)
Total Stockholders’ Equity	(96,751)	(84,444)
Total Liabilities and Stockholders’ Equity	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three months ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses:
General and Administrative	6,395	14,045	12,307	20,340
Total Operating Expenses	6,395	14,045	12,307	20,340

Net Income (Loss)	$(6,395)	$14,045	$(12,307)	$(20,340)

Basic and Diluted Earnings (Loss) per share from Continuing Operations	$0.00	$0.00	$0.00	$(0.01)
Basic and Diluted Earnings (Loss) per share from Discontinued Operations	$0.00	$0.00	$0.00	$(0.01)
Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	3,939,000	3,789,000	3,939,000	3,789,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statement of Stockholders' Equity For the Six Months Ended June 30, 2014 (Unaudited) and the Year Ended December 31, 2013 (Audited)

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Totals

Stockholders’ Equity, December 31, 2012	3,789,000	$3,789	$192,354	(243,631)	(47,488)

Shares Issued for Services	150,000	150	44,850		45,000
Net Loss				(81,956)	(81,956)

Stockholders’ Equity, December 31, 2013	3,939,000	$3,939	$237,204	(325,587)	$(84,444)

Net Loss				(12,307)	(12,307)

Stockholders’ Equity, June 30, 2014	3,939,000	$3,939	$237,204	(337,894)	$(96,751)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(12,307)	$(20,340)

Adjustments to reconcile net deficit to cash used by operating activities:
Increase (Decrease) in Accounts Payable	(12,863)	9,000
Increase (Decrease) in Related Party Accounts Payable	25,170	11,250
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	(90)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	—	(90)

Cash, beginning of period	—	300
Cash, end of period	$—	$210

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SURFACE COATINGS, INC. Notes to the Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Surface Coatings, Inc. (“Surface Coatings”, the “Company”) is the parent company of Surface Armor, LLC, (“Surface Armor”), a company incorporated under the laws of the State of Texas on July 19, 2005.

The Company operates on a calendar year-end. The Company is currently evaluating business options which may include, but not be limited to, pursuing an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Form 10-K filed on April 15, 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 and should be read in conjunction with the Company’s Form 10-K filing for 2013.

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

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2013 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

NOTE 2 – DUE TO RELATED PARTIES

The Company had $90,356 and $65,186 due to a minority shareholder and affiliate of the President, related to funding of operating expenses, as of June 30, 2014 and December 31, 2013, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no preferred shares outstanding as of June 30, 2014 and December 31, 2013.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share. These shares have full voting rights. There were 3,939,000 and 3,939,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

The Company does not have any stock option plans or stock warrants.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes” (which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit) (deferred tax assets).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2014 and December 31, 2013 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2014	2013
Prior Year	$102,547	82,058
Tax Benefit for Current Period	3,077	20,489
Utilization of NOL	0	0
Net Operating Loss Carry-forward	$105,624	$102,547
Less: Valuation Allowance	(105,624)	(102,547)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $337,894 at June 30, 2014 and $325,587 at December 31, 2013, and will expire in the years 2026 through 2032. The realization of deferred tax benefits is contingent upon future earnings; therefore, the net deferred tax asset has been fully reserved.

NOTE 5 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2014 totaling $337,894 and had negative working capital of $96,751. Surface Coatings’ consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Surface Coatings has suffered losses since inception and has no operations to generate revenue or cash flows. These conditions raise substantial doubt as to Surface Coatings’ ability to continue as a going concern.

The Company will rely on shareholder advances or will seek alternate capital funding to fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 6 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 14, 2014, which is the date the financial statements were issued. No reportable events were noted.

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

RESULTS FOR THE QUARTER ENDED JUNE 30, 2014

Our second quarter ended on June 30, 2014.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  There was no revenue from continuing operations for the six months ended June 30, 2014 and 2013.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2014 and 2013 were $6,395 and $14,045, respectively. Operating expenses for the six months ended June 30, 2014 and 2013 were $12,307 and $20,340, respectively. The expenses relate to audit fees, management and other service fees. There was no depreciation expense incurred.

NET INCOME (LOSS). The net income (loss) for the three months ended June 30, 2014 and 2013 was a loss of $6,395 and $14,045, respectively. Net income (loss) for the six months ended June 30, 2014 and 2013 was a loss of $12,307 and $20,340, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance was zero at June 30, 2014. As discussed in Note 5 to the financial statements, the Company has recurring losses and an accumulated deficit. We now have minimal cash flow requirements as we have to cover the costs of public company requirements, while we search for a suitable acquisition candidate.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased from December 31, 2013 to June 30, 2014 by about $12,300, to approximately negative $96,751. This reduction is due to the net loss discussed above.

STOCKHOLDER’S EQUITY: Stockholder’s Equity decreased by $12,307, as a result of the loss for the period.

Employees

At June 30, 2014, the Company had one employee, unpaid.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and are owed $90,356 and $65,186 as June 30, 2014 and December 31, 2013, respectively, for operating expenses.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2014, our Chief Executive and Chief Financial Officer as of June 30, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 1A, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	No Form 8-K was filed during the three months ended June 30, 2014:

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surface Coatings, Inc.

By /s/ Charles Smith

President, Chief Executive Officer and Chief Financial Officer

Date: August 14, 2014

